Form 10QSB
period 1996-05-31
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1996-07-15
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                      Commission File
May 31, 1996                                         Number 0000927536




                     ALLIANCE FARMS COOPERATIVE ASSOCIATION
             (Exact name of registrant as specified in its charter)



Colorado                                                             84-1270685
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)



                   302 Idlewild Street, Yuma, Colorado  80759


                    (Address of principal executive offices)

                                  303-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 12, 1996, there were 102 shares of the issuers common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [No]




             ALLIANCE FARMS COOPERATIVE ASSOCIATION
                    CONDENSED BALANCE SHEETS
                           UNAUDITED


                                                              May 31, 1996              August 31, 1995

ASSETS
Current Assets:
   Cash and cash equivalents                                    $          0               $1,477,213
   Receivables                                                        55,394                   31,887
   Inventory  (Note 4)                                             1,688,684                1,069,144
   Other current assets                                               67,304                   19,274

       Total current assets                                        1,811,382                2,597,518

   Property, plant and equipment, at cost                         15,872,975               10,345,236
   Less accumulated depreciation                                   1,144,209                  705,989

                                                                  14,728,766                9,639,247


   Breeding stock                                                  3,593,710                2,877,957
   Less accumulated depreciation                                     924,691                  708,363

                                                                   2,669,019                2,169,594
   Other assets, net of $46,630 and $26,932
     accumulated amortization                                        210,899                  165,581

                                                                 $19,420,066              $14,571,940




LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank Overdraft                                                    317,616                        0
                                                                                                                              Page 3
   Current maturities of long-term debt (Note 5)                     870,000                  580,000
   Accounts payable (Note 3)                                         574,159                  714,096
   Accrued Rebates (Note 2)                                          480,249                      ---
   Accrued expenses                                                  123,249                   65,151

     Total current liabilities                                     2,365,273                1,359,247

Long-term debt (Note 5)                                           12,397,924                8,585,000

Shareholders' equity
   Common stock of $.01 par value;  authorized
     10,000 shares, issued and outstanding 102
     shares (85 shares at August 31, 1995)                                 1                        1

   Additional paid-in capital                                      7,487,653                6,165,970

   Accumulated deficit                                           (2,830,785)              (1,538,278)

      Total shareholders' equity                                   4,656,869                4,627,693
     Commitments (Note 6)                                            ------                       ---


                                                                 $19,420,066              $14,571,940


            See accompanying notes to condensed financial statements



                       ALLIANCE FARMS COOPERATIVE ASSOCIATION
                         CONDENSED STATEMENTS OF OPERATIONS

                                          UNAUDITED




                                          Three Month Periods Ended               Nine Month Periods Ended
                                                   May 31                                    May 31

                                            1996             1995               1996                  1995


Net sales  (Note 2)                      $1,928,627         $382,629          $4,799,903            $1,179,640
Cost of goods sold                        1,821,149          467,423           4,828,839             1,405,088


     Gross margin                           107,478          (84,794)            (28,936)             (225,448)

Expenses related to start-up
  of new production facilities              237,806          264,983             238,822               424,637
Administrative expenses                      93,792           23,570             264,357                67,911
(Gain)Loss on sale of breeding stk           (9,140)          23,100             161,397                46,522


Operating loss                            ($214,980)       ($396,447)          ($693,512)            ($764,518)

Other income (expense):
   Interest expense                        (193,038)        (105,555)           (632,358)             (116,107)
   Other                                     25,789            9,893              33,363                24,736

                                           (167,249)         (95,662)           (598,995)              (91,371)

                                                                                                                             Page 6
Net loss                                  ($382,229)       ($492,109)        ($1,292,507)            ($855,889)

See accompanying notes to condensed financial statements


             ALLIANCE FARMS COOPERATIVE ASSOCIATION
                    STATEMENTS OF CASH FLOWS

                            UNAUDITED


                                                                        Nine Month Periods Ended
                                                                                 May 31

                                                                    1996                         1995

Cash flow from operating activities:
   Net loss                                                         (1,292,507)                  (855,889)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
        Provision for depreciation and amortization                  1,211,378                    662,797
        Loss on sale of breeding stock                                 161,397                     46,522
   Changes in assets and liabilities:
        Receivables                                                    (23,507)                  (160,556)
        Inventory                                                     (619,540)                  (370,638)
        Other current assets                                           (48,030)                   (11,210)
        Other assets                                                   (25,262)                   (23,536)
        Accounts payable                                              (139,937)                   251,736
        Accrued rebates                                                480,249                        ---
        Accrued expenses                                                58,098                     29,203

            Net cash used in operating                                (237,661)                  (431,571)

               activities

Cash flows from investing activities:
   Capital expenditures                                             (7,300,281)                (7,903,642)
   Proceeds from sale of breeding stock                                360,506                     52,878

          Net cash used in investing activities                     (6,939,775)                (7,850,764)

                                                                                                                              Page 9

Cash flows from financing activities
   Proceeds from issuance of long term debt                          1,810,000                  6,285,000
   Net increase in revolving term credit                             2,019,000                        ---
   Payment on long term debt                                          (362,500)                        ---
   Increase in note payable to Farmland                                636,424                        ---
   Issuance of common shares, net of offering cost                   1,321,683                        ---
  Loan origination fees                                                (42,000)                   (66,878)
  Bank Overdraft                                                       317,616                        ---
            Net cash provided by

                    financing activities:                            5,700,223                  6,218,122


            Decrease in cash and cash
                 equivalents                                        (1,477,213)                (2,064,213)

Cash and cash equivalents at beginning of period                     1,477,213                  2,107,599

Cash and cash equivalents at end of period                                   0                     43,386

See accompanying notes to condensed financial statements




                     Alliance Farms Cooperative Association

                    Notes to Condensed Financial Statements

                                  (Unaudited)

1.   Interim Financial Statements

     The accompanying condensed unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Income taxes have not been provided because Alliance Farms Cooperative Association (Alliance) expects to derive 100% of its net income principally from the sale of feeder pigs to its members which will be apportioned and distributed to members of Alliance on a patronage basis in accordance with its by-laws.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes in Alliance August 31, 1995 Annual Report on Form 10-KSB.

2.   Sales

     Alliance has sold 100% of its feeder pigs to its members for the three month and nine month periods ending May 31, 1996 and 1995 at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig sold for the three month and nine month periods ending May 31, 1996 and at a contractual price which was based on Alliance's operating costs (which were based on a twelve month rolling average) for the three month and nine month periods ending May 31, 1995.

     Alliance's sales for the three and nine months ending May 31, 1996 have been reduced by the accrual of a rebate of $480,249 (as of May 31, 1996) that is intended to be paid to its members after the end of the fiscal year, subject to board of director approval and the consent and approval of Alliance's lender, CoBank.

     Because the contractual price for the sale of a feeder pig is determined based upon, among other things, a twelve month historical rolling average for operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder pigs during periods of rising costs.

     Alliance's average net sales price and the average industry market price were as follows:


              <
                                            Three Months Ended         Nine Months Ended
                                                  May 31                     May 31
                                             1996          1995          1996         1995

         Average Net Sales Price             48.45         36.49        44.86        34.60
         Average Industry Market*            43.89         38.02        41.60        32.12
     *As published by Spark's Companies, Inc. (from the USDA's Market News Service)


3.   Transactions with Farmland and Yuma


     Alliance purchased feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Yuma and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma. Such purchases and sales were as follows:

                                             Three Months Ended                Nine Months Ended
                                                   May 31                             May 31

                                           1996             1995              1996            1995

     Feed Purchases....................$ 1,003,546       $   285,692     $  2,271,680      $   617,991
     Animal Health Purchases...........     53,916             9,318          147,172           35,468
     Breeding Stock....................    254,568            63,479          712,518          114,650
     Feeder Pig Sales..................  1,268,784           382,629        3,214,592        1,179,640

     Farmland also performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement. The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994. Amounts paid by Alliance to Farmland under such agreement were as follows:




                                            Three Months Ended            Nine Months Ended
                                                  May 31                        May 31
                                           1996           1995           1996            1995

     Management Fee                    $    40,627     $    10,647    $   109,213    $    34,091

     Alliance owed $67,110 and $107,953 at May 31, 1996 and $66,597 and $32,882
     at August 31, 1995 to Farmland and Yuma respectively, for goods and services.



4. Major components of inventories as of May 31, 1996 and August 31, 1995 are as follows:

                                May 31          August 31
                                 1996              1995

      Feeder Pigs............$  1,576,888      $    993,554
      Feed...................      94,431            75,590
      Shop Stock.............      17,365               ---

                             $  1,688,684      $  1,069,144

     Results of operations for the periods ended May 31, 1996 have been reduced by approximately $17,077 to recognize the write down of inventory from cost to market.


5.   Long-Term Debt


     On May 19, 1995, Alliance entered into a $23,600,000 secured credit facility with CoBank. This agreement provides for $18,850,000 of term loans and $4,750,000 of revolving term credit. Proceeds from the term loans are used for construction of feeder pig production facilities and are advanced by CoBank as Alliance incurs construction costs. Proceeds from
                                                                         Page 18
     revolving term credit may be used for working capital and other purposes. The unused commitments expire February 28, 1997 for the term loans and June 20, 2006 for the revolving term credit. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank's national variable rate, plus 1.25% (9.5% at May 31, 1996). Alliance capitalized $30,599 and $34,644 of interest on construction for the nine month periods ended May 31, 1996 and 1995 respectively.

     At May 31, 1996, term loans amounting to $9,747,500 were outstanding, $89,000 was immediately available and $2,321,000 will be available upon acceptance by CoBank of a feeder pig production facility under construction at May 31, 1996. On June 10, 1996, CoBank made available $1,899,000 with the remaining amount of $422,000 to be made available upon final acceptance of the feeder pig production facilities.

     At May 31, 1996, revolving term credit of $2,884,000 was outstanding and $36,000 was immediately available.

     Term loans of $6,330,000 and revolving term credit of $1,830,000 are restricted and available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of common stock sold).

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,350,000 of shareholder's equity,
     (ii) maintaining modified working capital (calculated as current assets plus the available revolving term credit minus current liabilities excluding the current portion of term debt payments) of at least $406,000,
     (iii) restrictions on the occurrence of additional indebtedness, (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of May 31, 1996 Alliance was in compliance with all covenants except for the working capital requirement, which was waived by CoBank on July 9, 1996. Working capital, as defined, as of May 31, 1996 was $352,109, which was $53,891 less than the required amount. Alliance will be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment. As of May 31, 1996, substantially all assets of Alliance were pledged to CoBank.

     At May 31, 1996, $636,424 had been borrowed from Farmland pursuant to a $760,000 loan agreement. The loan agreement with Farmland provides for interest at CoBank's prime rate and requires repayment in 2005.

     Long-term debt as of May 31, 1996 matures during the fiscal years ending August 31 in the following amounts:

                        1996........$    217,500
                        1997........     870,000
                        1998........   1,318,800
                        1999........   1,318,800
                        2000........   1,318,800
                        Thereafter..   8,224,024

                                    $ 13,267,924

6.   Alliance Farms is currently operating four 2,450 sow feeder pig production
     units and has an additional two units under construction.   At May 31,
     1996, commitments for construction of such facilities totaled approximately $775,000. These commitments will be funded through bank borrowings.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALLIANCE'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


GENERAL

     Alliance commenced operations in July 1994, following its acquisition of the entire equity ownership rights and interest in Yuma Feeder Pig Limited Liability Company ("Yuma LLC"), a Colorado limited liability company in which Farmland Industries, Inc. ("Farmland") and Yuma Farmers Milling and Mercantile Cooperative Company ("Yuma") owned 71.5% and 28.5%, respectively, of the outstanding equity interests. Subsequent to Alliance's acquisition of Yuma LLC, Yuma LLC was dissolved and liquidated and Alliance received all assets and liabilities of Yuma LLC and continued the feeder pig production operations of Yuma LLC as described herein.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Alliance issued 17 shares of common stock in August 1995 and 17 shares in October 1995 for net proceeds of approximately $2,605,600. Alliance used these proceeds, in combination with borrowings of $3,451,712 through May 31, 1996, for the development, population, and start-up of one 2,450-sow feeder pig production facility in Yuma County, Colorado and one 2,450-sow feeder pig production facility in Wayne County, Illinois.

     Alliance has issued 102 common shares and is presently offering an
additional 51   shares to qualified buyers. Alliance has under its credit
facility $125,000 immediately available as of May 31, 1996, and $1,899,000 of term loans became available on June 10, 1996. An additional $422,000 of term loan is to become available approximately 90 days following completion of construction. Of the $125,000 currently available and the $2,321,000 to be made available under the credit facility at May 31, 1996, Alliance had approximately $775,000 remaining to complete the construction of the two new units, $228,000 of other capital expenditures, and $1,318,000 is available for working capital as such construction costs were previously funded through working capital. In the opinion of management, these arrangements for debt capital are adequate for Alliance's present operating and capital plans. Another $8,160,000 will be eligible for borrowing upon the completion of the sale of an additional 51 common shares of Alliance. Proceeds from the sale of the common shares and additional bank borrowings would be used for future capital expansion of additional feeder pig production facilities. However; there is no assurance that additional shares of common stock will be sold and that the resulting additional debt would be available.

     During the nine month period ended May 31, 1996, Alliance incurred capital expenditures of $5,840,271 for construction of a new 2,450 sow feeder pig unit in Yuma County, Colorado and a new 2,450 sow feeder pig unit in Wayne County, Illinois, as well as capital expenditures of $636,424 for land purchased for future construction. The remaining capital expenditures were for replacement breeding stock and building construction for the first four units.

     Alliance estimates that an additional $1,503,000 of costs will be incurred before the two facilities under development are operating at full capacity which will be funded by additional borrowings from its existing credit facility.


THREE MONTHS ENDED MAY 31, 1996 AND 1995

     Shipments of feeder pigs were higher for the three months ended May 31, 1996 than in the prior year's period. Alliance shipped 39,831 feeder pigs for the quarter ended May 31, 1996 compared to 10,485 feeder pigs shipped for the quarter ended May 31, 1995 for an increase of 280%. Net sales for the quarter ended May 31, 1996 increased to $1,928,627 from $382,629 for the prior year period, an increase of $1,545,998, or 404%. This increase in volume and sales dollars is primarily due to four units operating at full capacity for the quarter ended May 31, 1996 versus one unit at full capacity for the quarter ended May 31, 1995.

     The fiscal 1996 selling price per pig was determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreement with its members. Alliance's results are dependent upon the sale price paid to the Company for feeder pigs, which in turn is determined in part on the twelve month historical rolling average of operating costs incurred by Alliance in producing feeder pigs. The average sales price per head for the three month period ending May 31, 1996 reflects a contractual arrangement which became effective in July 1995 in which the price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The average sales price per head for the three month period ending May 31, 1995 reflects a contractual price which was based on Alliance's operating costs (which were based on a twelve month rolling average) for the three month period ending May 31, 1995. Alliance's sales for the three months ending May 31, 1996 have been reduced by the accrual of a rebate of $179,240 that is intended to be paid to its members after the end of the fiscal year, subject to board of director approval and the consent and approval of Alliance's lender, CoBank. No assurances can be given that such board of director approval and CoBank consent and approval will be obtained and that any such rebate will be paid. Alliance incurred a positive gross margin of $107,478 and a negative gross margin of $84,794 for the three month periods ended May 31, 1996 and 1995 respectively. The slim and negative margins are a result of Alliance's current operating costs exceeding the historical average.

     Sales to Farmland for the three month period ended May 31, 1996 and 1995
were $1,268,784 and $382,629 respectively.   The average net sales price per
head was $48.45 and $36.49 and the average industry market price per head was $43.89 and $38.02 during 1996 and 1995 respectively.

     Alliance recorded $237,806 of start-up costs relating to the operation of the two production facilities under construction during the three months ended May 31, 1996 and $264,983 of start-up costs relating to the operation of the three production facilities under construction and the conversion of its existing facility during the three months ended May 31, 1995. All costs for the three month period ended May 31, 1996 and $237,557 of the costs for the period ended May 31, 1995 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new 2,450-sow feeder pig production facilities and $27,425 for the three month period ended May 31, 1995 were attributable to the conversion of the existing 2,450-sow feeder pig unit to a multiplier unit.

     Administrative expenses were $93,792 for the three months ended May 31, 1996 compared to $23,570 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $193,038 for the three months ended May 31, 1996 was incurred in financing the development of four existing and two new 2,450-sow feeder pig facilities. As of May 31, 1996, Alliance had borrowed $12,631,500 from CoBank for construction and start up costs and $636,424 from Farmland for the purchase of land which is intended to be used for future expansion.

     The overall result of the increased production costs, volume, administrative and interest expenses resulted in a net loss of $382,229 for the three months ended May 31, 1996 compared to net loss of $492,109 for the prior year period.


NINE MONTHS ENDED MAY 31, 1996 AND 1995

     Shipments of feeder pigs were higher for the nine months ended May 31, 1996 than in the prior year's period. Alliance shipped 107,072 feeder pigs in the first nine months of fiscal 1996 compared to 34,085 feeder pigs shipped in the first nine months of fiscal 1995 for an increase of 214%. Net sales for the nine months ended May 31, 1996 increased to $4,799,903 from $1,179,640 for the prior year period, an increase of $3,620,263, or 307%. This increase in volume and sales dollars is primarily due to four units operating at full capacity for the first nine months of fiscal 1996 versus one unit at full capacity for the first half of fiscal 1995 and the change in the contract price as previously described.

     Alliance's sales for the nine months ending May 31, 1996 have been reduced by the accrual of a rebate of $480,249 that is intended to be paid to its members after the end of the fiscal year, subject to board of director approval and the consent and approval of Alliance's lender, CoBank. No assurances can be given that such board of director approval and CoBank consent and approval will be obtained and that any such rebate will be paid. Alliance incurred negative gross margins of $28,936 and $225,448 for the first nine months of fiscal 1996 and 1995 respectively. For the nine months ended May 31, 1996 current operating costs exceeded the historical rolling average of operating costs by $2.28 per head sold. For the nine months ended May 31, 1995 current operating costs exceeded the historical rolling average of operating costs by $1.59 per head sold.

     Sales to Farmland for the first nine months of fiscal 1996 and 1995 were
$3,214,592 and $1,179,640 respectively.   The average net sales price per head
was $44.86 and $34.60 and the average industry market price per head was $41.60 and $32.12 during 1996 and 1995 respectively.

     Alliance recorded start-up costs of $238,822 and $424,637 relating to the operation of new production facilities during the nine months ended May 31, 1996 and 1995 and conversion of the existing unit to a multiplier unit during the nine months ended May 31, 1995. All costs for the nine month period ended May 31, 1996 and $317,632 of the costs for the nine month period ended May 31, 1995 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new 2,450-sow feeder pig production facilities and $107,005 for the nine month period ended May 31, 1995 were attributable to the conversion of the existing 2,450-sow feeder pig unit from a commercial sow unit to a multiplier sow unit.

     Administrative expenses were $264,357 for the first nine months of fiscal 1996 compared to $67,911 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $632,358 for the first nine months of fiscal 1996 was incurred in financing the development of four existing and two new 2,450-sow feeder pig facilities.

     The overall result of the increased production costs, volume, administrative and interest expenses resulted in a net loss of $1,292,507 for the first nine months of fiscal 1996 compared to a net loss of $855,889 for the prior year period.


PLAN OF OPERATION

     Alliance is currently expanding its operations and until such time when its units are operating at full capacity, management expects these losses to continue.

     During the year ending August 31, 1996, Alliance intends to continue the operation of its four, 2,450-sow production facilities located in Yuma County, Colorado and to complete construction and population of the two 2,450 sow production facilities under development. Alliance believes that construction of each of the two new facilities will be completed by September 1, 1996. Further, in the event that completion of construction and population of these facilities is accomplished in a timely manner, Alliance expects to be in a position to produce feeder pigs from at least one of the two new facilities by August, 1996 and to be operating at full capacity by October, 1996. It is anticipated that employment of Alliance will have increased by approximately twenty-four persons by August 31, 1996, as the operation of each production unit, together with attendant nursery facilities, is expected to require twelve persons.

     As of May 31, 1996, Alliance had expended approximately $6,180,000 in connection with the two new facilities. Funding of the ongoing operation of Alliance's existing 2,450-sow feeder pig production facilities is anticipated to be obtained from revenues from the sale of feeder pigs to members based on Alliance's Feeder Pig Purchase Agreement and its existing credit facility.

     Alliance has implemented an artificial insemination program (AI) in the Colorado operation and plans on continuing AI as Alliance expands into other geographical areas. Alliance believes that AI will allow more rapid improvements in carcass quality with both their Pig Improvement Company (P.I.C.) and DeKalb genetic stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of," ("Statement 121") was issued by the Financial Accounting Standards Board in March 1995 and is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management expects that the adoption of Statement 121 will not have a significant impact on Alliance's Financial Statements.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS FINANCIAL CONDITION OR BUSINESS

     In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, Alliance is identifying important risks and uncertainties that could cause Alliance's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

EARLY STAGE OF DEVELOPMENT

     Alliance was formed in May, 1994 (with its predecessor, Yuma LLC, being formed in October, 1991) and is at an early stage of development. Accordingly, it is subject to all of the risks inherent in the establishment of a new business and the operation of a business generally, including the need for substantial capital to support its facilities development efforts, the need to attract and retain qualified personnel and experienced management, the risks related to facility location and construction, changes in market conditions and costs, competition, inflation, production efficiency, quality control, herd health, environmental and other governmental laws and regulations, and the other risks described in this Report. There can be no assurance that Alliance successfully will implement its business plan to develop additional feeder pig production facilities and realize any significant economies of scale or that the feeder pigs to be raised at such facilities will be made available to Alliance's stockholders under the Feeder Pig Purchase Agreements in quantities which are sufficient to meet the requirements of such stockholders and at prices that are less than otherwise could be obtained from other sources.

HERD HEALTH

     The health of the breeding herd and feeder pigs produced by Alliance can greatly impact the profitability of Alliance. In the event that Alliance's breeding herd or feeder pig population contracts a disease causing diminished breeding stock productivity, or extreme mortality and morbidity, Alliance will face substantial cost or loss and its operating results will be adversely affected. In addition, herd health problems could result in an increase in the price for feeder pigs under the Feeder Pig Purchase Agreements as well as a reduction in the feeder pigs available for purchase by stockholders under said Agreements. Although Alliance's facilities have been designed in an attempt to allow for disease separation between the facilities, large numbers of animals will be raised together and may be vulnerable to disease. No assurance can be given that Alliance will be able to avoid herd health problems.

VOLATILE INPUT COSTS

     Because the cost of feed and other supplies constitute a substantial portion of the cost of producing a feeder pig, Alliance's profitability is extremely sensitive to changes in the cost of such inputs. These costs are subject to substantial fluctuations based upon regional and seasonal availability and demand, including those attributable to crop conditions, weather and other factors. A substantial increase in the cost of these inputs could materially adversely affect the performance of Alliance and result in the price for feeder pigs under the Feeder Pig Purchase Agreements being higher than otherwise could be obtained from other sources. Moreover, Alliance's operating results are dependent upon the sale price paid to Alliance for feeder pigs, which in turn is determined in part based on the twelve month historical rolling average of operating costs incurred by Alliance in producing feeder pigs.
Actual changes in the sale price of feeder pigs therefore will lag changes in the related operating costs and may adversely affect Alliance's operating results.

ADEQUATE WATER SUPPLY

     Alliance's operations are dependent upon the availability of an ample supply of pure water at reasonable cost. Although Alliance has obtained the necessary commercial water well permits to obtain the water necessary to conduct its current operations in Colorado, Alliance has been advised that it will be unable to obtain any new commercial well permits in Colorado. Accordingly, Alliance has found it necessary in Colorado to obtain the water necessary for its operations through the purchase of more expensive, irrigated land or other real property already having the necessary commercial well permits. No assurance can be given that Alliance will be able to obtain the water permits necessary to enable it to expand its operations in Colorado, Illinois or other locations selected by Alliance. Alliance's inability to obtain the necessary water well permits for the expansion of its operations could have a material adverse effect on Alliance's business.

OBLIGATION TO PURCHASE FEEDER PIGS

     Each member of Alliance has entered into a Feeder Pig Purchase Agreement, pursuant to which such member is obligated to purchase his or her proportionate share of Alliance's feeder pig production for an initial term of ten years and, unless earlier terminated by the member, for succeeding one year renewal terms. Feeder pigs are made available to members of Alliance on a rotating schedule determined and implemented by Alliance, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate equity interest in Alliance and the actual production of Qualifying Pigs from Alliance's facilities. No assurance can be given that the availability of feeder pigs to members will coincide with the member's needs or capacity to take delivery.

     The purchase price for feeder pigs is established pursuant to a formula consisting of the sum of the following factors: the financing cost per pig, the operating cost per pig, and a $4.50 per pig production margin (all as defined in the Feeder Pig Purchase Agreement). The effect of such pricing is to shift the risks of increasing production costs and lower market prices for feeder pigs from Alliance and to the member. No assurance can be given that the price for feeder pigs under the Feeder Pig Purchase Agreements will be less than otherwise could be obtained from other sources. Among other factors, a substantial increase in operating costs, including the costs of feed and other supplies and the costs associated with diminished breeding stock health or productivity, or extreme mortality and morbidity, could result in a higher price to be paid by members for feeder pigs than otherwise could be obtained from other sources. Moreover, the prevailing market price for feeder pigs could decline below the price to be paid for feeder pigs under the Feeder Pig Purchase Agreements.

UNPURCHASED AND EXCESS FEEDER PIGS

     Each member of Alliance has entered into a Feeder Pig Purchase Agreement, pursuant to which such member has agreed to purchase his or her proportionate share of Alliance's feeder pig production. The failure of Alliance's stockholders to purchase their respective share of Alliance's feeder pig production could materially adversely affect the performance of Alliance. In the event that one or more stockholders fail to purchase their respective share of Alliance's feeder pig production, it will be necessary for Alliance to find alternate purchasers for its unpurchased feeder pigs. In addition, it also may be necessary to find alternate purchasers to the extent Alliance's production of feeder pigs exceeds two and seven-tenths (2.7) lots per share of Common Stock on a prospective rolling 12-month basis. Stockholders will not be obligated under the Feeder Pig Purchase Agreements to purchase their proportionate share of such excess production. Although Alliance has agreed to provide Farmland the first opportunity to purchase feeder pigs that stockholders have failed to purchase and any excess feeder pig production during the five year period ending July 13, 1999, no assurances can be given that Farmland will exercise its option to purchase any such feeder pigs. In addition, no assurances can be given that alternate purchasers will be available, or that any such alternate purchasers will agree to purchase feeder pigs upon terms as favorable to Alliance as those contained in the Feeder Pig Purchase Agreements. To the extent that unpurchased feeder pigs are sold to alternate purchasers at prices less than would have been obtained under the Feeder Pig Purchase Agreements, the price for feeder pigs to stockholders may increase.

LOSSES ASSOCIATED WITH START-UP

     Alliance was formed recently and has a limited history of operations. The development of feeder pig production facilities entails substantial up front expenditures for the purchase of real estate, the construction of the facilities, and the acquisition of breeding stock and for working capital during the initial start-up period for each new facility. As a result, Alliance anticipates that the development of feeder pig production facilities will result in Alliance's continued incurrence of losses. There can be no assurance that Alliance will become profitable after it ceases facilities development activities. Yuma LLC, Alliance's predecessor, incurred net losses in connection with the development and start-up of its feeder pig production facility in each of its two fiscal years since inception but generated net income for the period ended July 8, 1994 as its facility operated at full capacity. Unlike Alliance, Yuma LLC was not burdened with debt financing costs during the development and start-up of its feeder pig production facility. In addition, Yuma LLC generally produced feeder pigs of greater weight than those of Alliance, and sold its entire production of feeder pigs to Farmland at prices greater than the price at which Alliance believes it will sell feeder pigs pursuant to the Feeder Pig Purchase Agreements between Alliance and its members. The operating results of Yuma LLC therefore should not be relied upon as the basis for predicting the future operating results of Alliance.

SUBSTANTIAL INDEBTEDNESS

     Alliance is highly leveraged. The degree to which Alliance is and will be leveraged could have an adverse impact on Alliance, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes, and (iii) dedication of a significant portion of cash provided by operating activities to the payment of debt obligations and thereby reducing funds available for operations or distribution. Alliance's ability to make required debt service payments in the future will be dependent upon Alliance's operating results, which are subject to financial, economic and other factors affecting Alliance, many of which are beyond its control. Moreover, such operating results are dependent upon the sale price paid to Alliance for feeder pigs, which in turn is determined in part based on the twelve month historical rolling average of operating costs incurred by Alliance in producing feeder pigs. Actual changes in the sale price of feeder pigs therefore will lag changes in the related operating costs and may affect Alliance's ability to timely make required debt service payments. No assurance can be given that Alliance will be able to make required debt service payments. No person has agreed to guarantee the obligation of Alliance to make timely debt service payments.

ASSETS SECURING DEBT; CREDIT AGREEMENT RESTRICTIONS

     Alliance entered into various loan agreements and other documentation with Alliance's existing lender, CoBank. Pursuant to such loan documentation, Alliance has been, and anticipates that it will be, required to grant liens on substantially all of its properties and assets to CoBank and to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of minimum levels of working capital, (ii) restrictions on the incurrence of additional indebtedness, (iii) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (iv) restrictions on the declaration and payment of dividends or patronage distributions. There can be no assurance that Alliance will be able to achieve and maintain compliance with the prescribed covenants of such loan documentation. Alliance has successfully sought and received consents, waivers and amendments to its loan documentation on various occasions. If further consents, waivers or amendments are requested by Alliance, including any such consents, waivers or amendments required for the payment of rebates on the price of feeder pigs sold, there can be no assurance that Alliance's lender will again grant such requests. The failure to obtain any such consents, waivers or amendments would reduce Alliance's flexibility to respond to adverse industry conditions and could have a material adverse effect on Alliance's results of operations, financial condition and business. If an event of default occurs under Alliance's loan documentation, CoBank will have the right to foreclose upon such collateral. In addition, the terms of Alliance's financing with CoBank might adversely affect the ability of Alliance to obtain additional financing for any future expansion efforts. No person has agreed to guarantee the obligation of Alliance to make timely debt service payments.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     Alliance is and will be subject to the risks normally associated with debt financing, including the risk that Alliance's cash flow will be insufficient to meet required payments of principal and interest and the risk that indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the original indebtedness and thereby increasing the cost to stockholders of feeder pigs made available under the Feeder Pig Purchase Agreements. Alliance anticipates that it will be required to raise additional capital in order to further expand its operations. Such capital may be raised through additional private or public financings, as well as collaborative relationships, borrowings and other available sources. If Alliance needs to raise additional funds, there can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of Alliance, dilution to then existing stockholders may result. If adequate funds are not available, Alliance may be required to significantly curtail a portion of its planned operations.

COMPETITION

     Many of Alliance's existing or potential competitors may have substantially greater financial, technical and personnel resources than Alliance. There can be no assurance that Alliance's competitors will not be more successful than Alliance in developing and improving pork production technologies and raising consistent high quality feeder pigs that are more economical to raise than any which may be developed or raised by Alliance. Moreover, as additional competitors commence operations, the supply of feeder pigs may exceed demand and result in a downward pressure on the prevailing market prices for feeder pigs. Under the Feeder Pig Purchase Agreements, each investor is obligated to purchase his proportionate share of Alliance's feeder pig production based in large part on Alliance's cost of production. Accordingly, if Alliance is not successful in developing and improving pork production technologies relative to its competitors or if the prevailing market prices for feeder pigs decline below those applicable under the Feeder Pig Purchase Agreements, each member may be obligated to purchase his proportionate share of Alliance's feeder pig production at a price higher than could be available from other sources. Alliance's ability to achieve or maintain cost competitive feeder pig production operations on an ongoing basis may depend on its ability to raise additional capital, which may not then be available on acceptable terms, if at all.

ANTI-CORPORATE FARMING SENTIMENT

     The development of large corporate farming operations and concentration of hog production in larger-scale facilities, such as those of Alliance, has increased dramatically over the last decade. This development has engendered opposition from residents of Colorado, Illinois and other states in which Alliance conducts, or may conduct, its business operations. Such opposition may reflect various concerns, including concerns about pollution and effluent emissions, excessive water use, offensive odor, humane treatment of animals and the perceived threat to small farmers and the family farm. To the extent that public opposition is expressed with respect to large corporate farming operations such as those of Alliance, national, state or local laws restricting their operations may be enacted in response, legal proceedings may be instituted to obtain monetary awards, injunctive orders or other legal or equitable remedies, potential employees may be dissuaded from accepting a position with such corporate farming operators, property owners may be reluctant to sell parcels to such corporate farming operators, or other consequences may result that could have a material adverse effect on Alliance and its business. No assurances can be given that public opposition will not result in the occurrence of any one or more of such adverse consequences.

EXPANSION

     The development and successful operation of each new facility of Alliance depends on various factors, including the availability of suitable sites, regulatory compliance, the ability to meet construction schedules, the capabilities of Alliance's contractors, the ability to maintain facility construction costs within original estimates, the ability of Alliance to manage its anticipated expansion generally and to hire and train qualified personnel, and general economic and business conditions. Many of the foregoing factors are not within the control of Alliance or its contractors, and therefore no assurance can be given that Alliance's expansion objectives and goals will be successfully implemented.

CONTROL BY CURRENT STOCKHOLDERS; POTENTIAL CONFLICTS OF INTEREST

     As of the date of this Report, Farmland Industries, Inc. ("Farmland"), Farmers Cooperative Elevator Company, Yuma Farmers Milling and Mercantile Cooperative Company ("Yuma Cooperative"), and Farmers Cooperative Association collectively own 81 shares of Alliance's Common Stock, which constitutes approximately 79% of Alliance's outstanding shares. Although no one cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares outstanding during any period in which Alliance has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as Alliance's current lender), the above-named stockholders could exercise a significant degree of influence or control over Alliance with respect to the election of directors and other matters if they, or several of them, agree to vote together on such matters.

     Alliance has contracted with Farmland and Yuma Cooperative for the provision of certain requirements of Alliance, including the supply of feed and other inputs, breeding stock, and management services. Alliance's agreements with Farmland and Yuma Cooperative may be modified in the future and Alliance may enter into additional agreements or transactions with Farmland and Yuma Cooperative. Farmland, through its various business divisions, subsidiaries and affiliates, is engaged in the production of livestock elsewhere, in the sale of the above described supplies and services to other parties, and in the slaughter and processing of hogs. Farmland may have conflicting interests in the provision of such services to Alliance in light of its other business activities. Similarly, Yuma Cooperative also may have conflicting interests in the provision of goods and services to Alliance.

ATTRACTION AND RETENTION OF EMPLOYEES

     Alliance is dependent on members of its management and facilities operations personnel, the loss of whose services might adversely affect the achievement and success of its planned expansion activities. In addition, attracting and retaining qualified facilities operations personnel is important to Alliance's success. The inability to acquire and retain the services of such management and facilities operations personnel could have a material adverse effect on Alliance's operations and significantly impact its prospects for success. Although Alliance has contracted with Farmland and others to provide certain managerial, administrative and other services, Alliance can give no assurance that it will be able to attract and retain the personnel it needs on acceptable terms.

DISTRIBUTIONS AND DIVIDENDS

     No dividends will be paid by Alliance on its Common Stock. Alliance, however, intends to make annual patronage distributions of its net margins, if any, to its members on the basis of the quantity or value of business done by Alliance with or for the member-patrons. Such patronage distributions may be paid in cash, written notices of allocation, whether qualified or non-qualified, or a combination thereof, as determined by Alliance's Board of Directors in its sole discretion. Alliance has entered into various loan agreements and other documentation with its existing lender which restrict Alliance's ability to pay patronage distributions in cash.

GOVERNMENT REGULATION

     Alliance is subject to various federal, state and local government regulations, including those restricting certain types of investor-owned livestock production operations and those concerning the environment, occupational safety and health, and zoning. While Alliance attempts to monitor all aspects of its regulatory compliance responsibilities, there can be no assurance that it will satisfy all applicable governmental regulations or obtain all required approvals. Failure to comply with applicable regulations can, among other things, result in fines, suspensions of regulatory approvals, operating restrictions, and criminal prosecution. Changes in or additions to applicable regulations also could adversely affect Alliance and its business.

ADDITIONAL FACTORS

     Additional risk and uncertainties that may affect future results of operations, financial condition or business of Alliance include, but are not limited to: the effect of economic and industry conditions on prices for Alliance's feeder pigs and its cost structure; the ability to keep pace with technological change timely and cost-effectively and to provide better service and remain competitive; adverse publicity, news coverage by the media, or negative reports by industry analysts regarding Alliance or its feeder pigs which may have the effect of reducing the reputation and goodwill of Alliance; the ability to attract and retain capital for growth and operations on competitive terms; and changes in accounting policies and practices.


                          PART II.  OTHER INFORMATION



Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibit listed below is filed as part of Form 10-Q for quarter ended May 31, 1996.

          27.  Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended May 31, 1996.


                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                         (Registrant)




                                        /s/ WAYNE SNYDER

                                          Wayne Snyder
                                Chairman of the Board, President
                                          and Director
                              (Principal Executive Officer and Principal
                               Financial and Accounting Officer)