Form 10KSB
period 1996-08-31
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1996-11-27
CIK 927536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year Ended August 31, 1996
                                      OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                    to                  .

                       Commission file number: 0000927536

                     ALLIANCE FARMS COOPERATIVE ASSOCIATION
                 (Name of small business issuer in its charter)

COLORADO                      84-1270685
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                  302 IDLEWILD STREET, YUMA, COLORADO  80759
          (Address of principal executive offices)       (Zip Code)

                  Issuer's telephone number:  (970) 848-3231

        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                   Name of Each Exchange
            Title of Each Class               on Which Registered

                     None                           N/A

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                      None

                                (Title of Class)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]
NO [  ]

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ X]

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $7,037,927.

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE OFFERING PRICE FOR THE ISSUER'S COMMON STOCK IN THE ISSUER'S ONGOING PUBLIC OFFERING AS OF NOVEMBER 25, 1996, IS $1,840,000. AS OF NOVEMBER 25, 1996, THE ISSUER HAD 102 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

                     DOCUMENTS INCORPORATED BY REFERENCE

     None
     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES [  ]    No [X]


                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


GENERAL

     Alliance Farms Cooperative Association ("Alliance" or the "Company") is a cooperative association engaged in the production of feeder pigs for sale to its members. The Company was formed as a cooperative association under the laws of the state of Colorado on May 3, 1994, but did not engage in any business activity until July, 1994. The Company's predecessor, Yuma Feeder Pig Limited Liability Company ("Yuma LLC"), was formed in October, 1991 and commenced shipment of feeder pigs from its 2,450-sow feeder pig production facility in March, 1993. On July 13, 1994 (July 9, 1994 for accounting purposes), the Company acquired the entire equity ownership rights and interests in Yuma LLC from Farmland Industries, Inc. ("Farmland") and Yuma Farmers Milling and Mercantile Cooperative Company ("Yuma Cooperative"), and thereupon Yuma LLC was dissolved and liquidated and its assets, liabilities and feeder pig production operations were assigned to and assumed by Alliance.

     The Company's principal executive offices are located at 302 Idlewild Street, Yuma, Colorado 80759, and its telephone number is (970) 848-3231. Unless the context otherwise requires, the terms "Alliance" and the "Company," as used in this report, refer to Alliance Farms Cooperative Association and its predecessor, Yuma LLC.

DESCRIPTION OF BUSINESS

     GENERAL. The Company is a cooperative association engaged in the production of feeder pigs for sale to its members. As of August 31, 1996, the Company owned and operated five 2,450-sow feeder pig production facilities located in Yuma County, Colorado (approximately 150 miles east of Denver), and was in the process of developing one facility of comparable size in Wayne County, Illinois (approximately 100 miles east of St. Louis, Missouri). As of the date of this report, the Company has commenced preliminary development activities with respect to a second 2,450-sow facility in Wayne County, Illinois. See "Description of Business--Expansion" and "Description of Property" under Item 2.

     The Company's business strategy is to produce feeder pigs for sale to its members at competitive prices by utilizing modern facilities, management practices designed to maximize productivity and high quality genetically consistent breeding stock. The Company intends to expand its existing feeder pig production operations by completing the development of its sixth feeder pig production facility and by using the net proceeds from the sale of additional shares of its Common Stock, together with term debt borrowings, to develop or acquire and thereafter operate additional 2,450-sow feeder pig production facilities. In this regard, the Company intends to use the net proceeds from the sale of each block of 17 shares of Common Stock, together with term debt borrowings, to develop or acquire one such feeder pig production facility. As of the date of this report, however, the Company was engaged in negotiations concerning the possible provision by the Company=s existing lender and Farmland of full debt financing for the development of a second Illinois facility, until the Company's next issuance and sale of a block of 17 shares of Common Stock. See "Description of Business--Financing." No assurances can be given that the Company will develop additional feeder pig production facilities, that the Company will obtain the financing required for any such development, whether through the sale of additional shares of Common Stock or the incurrence of additional indebtedness, or that the Company will sell any additional shares of Common Stock.

     Operation of the Company's facilities is the responsibility of the management staff of the Company. The Company has contracted with Farmland to provide certain administrative services to the Company, including accounting, production record keeping, feed and other input purchasing, employee training, and breeding stock replacement logistics. See "Description of Business -- Employees," "Directors and Executive Officers" under Item 9, and "Certain Relationships and Related Transactions" under Item 12.

     The Company has entered into contractual arrangements with certain of its members, including Farmland and Yuma Cooperative. Pursuant to the Swine Production Services Agreement between the Company and Farmland, Farmland has agreed to provide certain administrative, advisory and consulting services to the Company. Pursuant to the Feed Purchase Agreement between the Company and Yuma Cooperative, Yuma Cooperative has agreed to provide Alliance with feed-grains and feed additives for the production of feed at Yuma Cooperative's contract rates. Farmland and Yuma Cooperative, as members, have contracted to purchase a share of the feeder pigs to be produced by the Company under the same terms required of the Company's other members except that during the period commencing on July 13, 1994 and ending on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members, the price paid by Farmland and Yuma Cooperative for feeder pigs was based only on the Company's operating cost per pig; provided, however, that such price was increased by $4.50 per feeder pig after July 13, 1995. Commencing on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members (other than Farmland and Yuma Cooperative), the price paid by Farmland and Yuma Cooperative for feeder pigs has been under terms comparable to those applicable to the Company's members pursuant to the Feeder Pig Purchase Agreements. Finally, the Company has agreed to provide Farmland the first opportunity to purchase any feeder pigs produced by the Company in excess of the Company's supply commitments to other members or that other members have failed to purchase during the term of the Swine Production Services Agreement (and in no event less than the five-year period ending July 13, 1999). See "Certain Relationships and Related Transactions" under Item 12 and "Description of Business -- Feeder Pig Purchase Agreement."

     Hog production is subject to substantial risks. Success is dependent upon obtaining high levels of breeding stock productivity, controlling the cost and efficiency of purchased feed and other inputs while minimizing herd exposure to disease or other factors which can adversely impact the operation. See "Factors That May Affect Future Results of Operations, Financial Condition or Business" under Item 6.

     BUSINESS ENVIRONMENT. The pork industry has undergone substantial change in recent years, with respect to the production and processing of hogs. The Company believes that current economics of the industry favor large, well-capitalized hog producers, which use consistent, high-quality breeding stock and employ management practices designed to maximize productivity. As a result, hog production has become increasingly differentiated between large-scale farrowing operations producing feeder pigs and less capital intensive smaller-scale hog finishing operations.

     Concentration of Production. The last decade saw a dramatic increase in the concentration of hog production in larger scale facilities and a corresponding decline in the number of farms producing hogs. Based on data available from the U.S. Department of Agriculture, the number of farms producing hogs in the United States has declined, while the percentage of the nation's total hog inventory held on farms having more than a 500 head inventory, as well as the average number of hogs per farm, has increased.

     The Company believes there are several causes for the increasing concentration of hog production into the hands of larger producers. Large, specialized hog producers may be able to produce hogs for lower cost than smaller scale independent farmers through economies of scale and the use of improved genetics, nutrition, and management practices, many of which are more easily implemented in modern, large-scale facilities. Since this cost advantage would seem to be more readily available to those making a substantial investment in facilities, efficient hog production has become a capital-intensive industry. The Company believes that in the wake of the "agricultural crisis" of the mid-1980s, capital for hog production has become more difficult to obtain and has presented an increasingly large barrier to entry. Additionally, packers generally pay premiums to producers both for the supply of a large volume of hogs and for providing hogs of superior carcass merit with respect to the yield, leanness and consistency. Larger operations populated with genetically consistent stock bred for high productivity and carcass quality therefore may be able to obtain a premium on the sale of their hogs that may not be available to smaller producers.

     Production Differentiation. In addition to the increasing concentration of hog production in larger scale facilities, hog production increasingly has become differentiated between feeder pig production operations and pig finishing operations. The Company believes that this is partly the result of three-site management practices which dictate the separation of production into three stages: breeding through farrowing; nursery; and finishing; with each phase of production being conducted in separate locations to minimize the risk of transmission of disease.

     Production of feeder pigs -- which is less dependent upon variable feed cost and more dependent upon herd health, facilities and breeding stock investment -- is increasingly being conducted in specialized facilities. Finishing of hogs to market weight, the economics of which are principally driven by feed cost, is increasingly handled by producers engaged exclusively in the finishing of hogs, with many of those producers finishing hogs under contract to the producer of the feeder pig. The Company believes that this increasing specialization is attributable to the capital intensive nature of farrowing operations and the complexity of management.

     BREEDING STOCK. Fully populated, each of the Company's feeder pig production facilities which is either in existence, under development or proposed is anticipated to be stocked with approximately 2,450 sows. The Company intends to maintain an adequate population of female-line grandparent stock in its multiplier units to produce commercial gilts for use by the Company in any future facilities development or to replace the commercial herd as it is culled or lost to death. Barrows and any excess gilts from the multiplier units will be sold by the Company as feeder pigs.

     The Company's feeder pigs have been and will continue to be produced from genetically consistent breeding stock. The Company currently utilizes breeding stock from both DeKalb Swine Breeders and Pig Improvement Company, but intends to discontinue the use of breeding stock obtained from DeKalb Swine Breeders and repopulate its Colorado facilities by the Autumn of 1997. As further improvements in genetics are recognized, the characteristics of the Company's breeding stock may change. The Company intends to continually evaluate the cost and characteristics of breeding stock developed by other producers, and, in the Company's discretion, to populate all or a portion of its facilities with such breeding stock.

     The Company continually culls a portion of its breeding herd and replaces these animals with new breeding stock in order to maintain the productivity of its breeding herd. The selection of animals to be culled is based on subjective determinations as to the animal's productivity, which generally declines as the animals mature. The Company believes that it is positioned to generate all or substantially all of its breeding stock replacements through its breeding stock multiplier herd. The Company believes that its multiplier units are and will be able to produce virtually all of the replacement gilts and initial breeding stock populations required by the Company for the foreseeable future. The Company believes that its internal production of replacement gilts will result in the cost of its breeding stock replacements being lower than could be obtained from outside sources and will preserve the Company's control over its entire operation. No assurance can be given that the Company will be successful in producing any portion of its required breeding stock replacements or that the cost for such replacements will be lower than could be obtained from outside sources.

     With respect to each facility under development or proposed, the Company intends to place breeding stock in the facility over a five month period beginning with the completion of the facility's breeding building. It is anticipated that approximately 800 head of breeding stock will be delivered to the facility in the first month followed by deliveries of 400 to 450 head over the remaining four months until the facility is fully stocked. Following an initial resting period of 45 to 60 days in order to acclimate and monitor each group of breeding stock, breeding will be commenced.

     PURCHASE OF FEED AND OTHER INPUTS. Farmland has agreed to assist the Company in arranging for the provision of the Company's requirements for feed and other inputs, including animal health products, pursuant to the Swine Production Services Agreement between the Company and Farmland. The Company intends to purchase a portion of these products from Yuma Cooperative upon the prices and terms set forth in the Feed Purchase Agreement between the Company and Yuma Cooperative. Farmland will establish the specifications of all supplies purchased, as well as for the purchasing and delivery of all requirements in coordination with the Company. See "Certain Relationships and Related Transactions" under Item 12.

     The Company's Feed Purchase Agreement with Yuma Cooperative provides for the Company's purchase of feed manufactured by Yuma Cooperative on a delivered cost basis to be determined based upon a fixed charge for the grinding, mixing, and delivery of feed ($14 per ton as of November 1, 1996), in addition to the
actual delivered cost of the feed ingredients.   Feed rations which are pelleted
are subject to a surcharge ($7 per ton as of November 1, 1996). Both the fixed charge and the surcharge are subject to annual increases in November of each year corresponding to any increases in the Consumer Price Index -- Retail Items. Corn provided by Yuma Cooperative for use in feed generally is sold to the Company at delivered cost plus, in the absence of available Company grain storage facilities, a $.10 per bushel handling fee. The Company has the right under the Feed Purchase Agreement, in its sole discretion, to purchase and provide its own corn for feed manufacturing. Corn and soybean meal may be substituted from time to time with other ingredients meeting equivalent nutritional requirements based upon temporal price differentials. See "Description of Business -- Sale of Animals," "Certain Relationships and Related Transactions" under Item 12 and "Description of Business -- Feeder Pig Purchase Agreement."

     The Company believes that feed costs presently account for approximately 35% to 40% of the cost of producing a feeder pig. The principal components of swine feed are corn and soybean meal, which are commodities subject to substantial fluctuations in cost due to changing market conditions, seasonality, and regional variations. While the Company intends to recover changes in feed costs by making corresponding adjustments in the selling prices for its feeder pigs, the actual changes in the sales price of feeder pigs will lag changes in feed cost because the Company determines the cost of feeder pigs on a twelve month historical rolling average basis. This pricing method may adversely impact the Company's operations in the event of sudden movements, or continual increases, in the cost of feed or other inputs. See "Certain Relationships and Related Transactions" under Item 12, "Description of Business -- Sale of Animals" and "Description of Business -- Feeder Pig Purchase Agreement."

     SALE OF ANIMALS. The Company intends to continue to sell its feeder pigs to its members. Accordingly, the Company has contracted with its members (and intends to contract with any new members) for the sale of the feeder pigs produced at the Company's facilities. Feeder Pig Purchase Agreements have been executed by the Company's members as a condition to subscribing for shares of the Company's Common Stock. Members in the Company are and will be required to purchase, and the Company is and will be required to sell, lots of feeder pigs produced by the Company in amounts proportionate to the respective member's pro rata share of the Company's Common Stock, but in no event greater than two and seven-tenths (2.7) lots per share of Common Stock on a prospective rolling 12-month basis. Presently, each share of Common Stock held in the Company will entitle the respective member to contract to purchase one delivery allotment per 102-allotment block made available to the members under the Feeder Pig Purchase Agreements. In the event that the Company issues additional shares of Common Stock for the construction of additional feeder pig production facilities, the number of participants in the allotment will be increased, although such increase is not anticipated to materially change an investor's right to receive his anticipated allotment of feeder pigs. Casualty to the Company's feeder pig production facilities, diminished breeding stock productivity or extreme mortality or morbidity, among other adverse circumstances, has reduced and could reduce the number of feeder pigs available for purchase by members and increase the price of feeder pigs under the Feeder Pig Purchase Agreements. See "Factors That May Affect Future Results of Operations, Financial Condition or Business" under Item 6.

     If the Company is successful in implementing its business plan and any new feeder pig production facilities are developed on schedule, the initial lots of feeder pigs resulting from the development and expansion of the Company's feeder pig production operations are not expected to be available to new investor members for up to 13 to 15 months after completion of the sale of a minimum block of 17 shares of Common Stock to such members. New investor members will not be entitled to purchase feeder pigs from the Company until such time. Members in the Company are required to contract for the purchase of Qualifying Pigs (as that term is defined in the Feeder Pig Purchase Agreement) from the Company's facilities. Each such contract, or Feeder Pig Purchase Agreement, constitutes an irrevocable ten-year commitment. Each lot of feeder pigs purchased by a member pursuant to a Feeder Pig Purchase Agreement is priced based upon the following factors: the financing cost per pig, the operating cost per pig, and a $4.50 per pig production margin (all as defined in the Feeder Pig Purchase Agreement). In the event that a member fails at least twice to perform his purchase obligation under the Feeder Pig Purchase Agreement, such member will be in default, which default may result in the relinquishment of his purchase rights under the Feeder Pig Purchase Agreement. For each ten shares of Common Stock owned by a member, the number of such failures that will result in a default is increased by one. A member's failure to perform his purchase obligation, among other circumstances, also may result in the Company's foreclosure on its security interest granted in the member's Common Stock. In addition, the member will be responsible for the damages and expenses incurred by the Company as a result of any failure to purchase, pay for, and take delivery of any lot of Qualifying Pigs under the Feeder Pig Purchase Agreement, including (a) damages equal to the difference between the price payable by the member for the Qualifying Pigs that member has failed to purchase, pay for, and take delivery under the Agreement and the then current market price for feeder pigs, (b) $3,000, which amount is intended to cover the Company's administrative and other costs and expenses associated with such failure, and (c) all costs of collection, enforcement, and prosecution of the Company's rights and remedies. If the Company produces feeder pigs in excess of two and seven-tenths (2.7) lots per share of Common Stock on a prospective rolling 12-month basis, the Company may sell such excess production to non-members, or retain such excess production for the Company's own purposes, in lieu of selling such excess production pursuant to the Feeder Pig Purchase Agreements. The Company has agreed in its Swine Production Services Agreement with Farmland to provide Farmland the first opportunity to purchase any such excess production and any feeder pigs that members have failed to purchase during the term of said Agreement (and in no event less than the five-year period ending July 13, 1999). See "Description of Business -- Feeder Pig Purchase Agreement," "Certain Relationships and Related Transactions" under Item 12, and "Absence of Market" under Item 5.

     As of the date of this report, the Company was engaged in negotiations concerning the possible provision by the Company=s existing lender and Farmland of full debt financing for the development of a second Illinois facility. See "Description of Business--Financing." Although no assurances can be given that the Company will be successful in obtaining this financing, it is anticipated that, if such financing is obtained at least in part from Farmland, Farmland would contract to purchase all feeder pigs produced at the facility that was constructed using the proceeds of such financing. In such event, it is anticipated that Farmland=s purchase of such feeder pigs would be under substantially the same terms required of the Company=s members pursuant to the Feeder Pig Purchase Agreements except that the price paid by Farmland for such feeder pigs would not include the $4.50 per pig production margin. No assurances can be given that the Company will obtain the financing described above or that Farmland will agree to purchase, on acceptable terms if at all, the feeder pigs produced at the facility constructed using the proceeds of such financing. See "Description of Business--Feeder Pig Purchase Agreement."

     COMPETITION. The feeder pig production business is competitive and fragmented among family-owned and investor-owned farms and large-scale agribusiness feeder pig production operations. Feeder pigs are available at sale barn auction, markets such as Farmland's Pig Finder7 electronic feeder pig auction market, and under contract from producers. Competition is based upon price, product consistency and quality, ability to deliver the required quantities and ability to meet delivery schedules. Although there are a great number of operations that compete with the Company, as discussed elsewhere in this report the Company has contracted with its members (and intends to contract with any new members) for the sale of feeder pigs produced at the Company's facilities. If the Company produces feeder pigs in excess of its supply commitments to members, however, the Company may sell such excess production to non-members. The Company believes that its most important competitive strengths are its ability to provide competitive pricing, the quality and consistency of the feeder pigs produced by it and the ability of its management team. See "Description of Business -- Business Environment" and "Description of Business -- Feeder Pig Purchase Agreement."

     EXPANSION. Expansion is an important element of the Company's business plan. The Company's present intent is to construct or acquire three 2,450-sow facilities in addition to the Company's existing facilities and the facilities under development, following completion or acquisition of which the Company will be operating a total of nine such facilities. The ability of the Company to construct or acquire each of such three facilities is subject to it obtaining at least $4,080,000 of financing (at least $12,240,000 in the aggregate). As of the date of this report, the Company has commenced preliminary development activities with respect to a second 2,450-sow facility in Wayne County, Illinois in anticipation of obtaining such necessary financing. No assurances can be given that the Company will obtain the financing required for the development of the second Illinois facility. See "Description of Business--Financing."

     The Company believes that substantial economies of scale will be realized in the event that the Company is able to expand beyond the three facilities that the Company presently intends to construct or acquire. These additional economies are expected to include savings and enhancements in the production of breeding stock, economies in the production of feed, and enhancement of management and labor productivity. The Company intends to pursue expansion of its operations as financial, managerial and other resources become available.
No assurance can be given as to when or if such resources will become available to Alliance so as to allow it to proceed with such expansion.

     Hog production operations require the availability of ample pure water at reasonable cost. Although the Company has obtained access to water necessary for it to conduct its current operations in Colorado and Illinois, the Company has been advised that it will be unable to obtain any new commercial well permits in Colorado. Accordingly, the Company has found it necessary in Colorado to obtain the water necessary for its operations through the purchase of more expensive, irrigated land or other real property already having the necessary commercial well permits. No assurance can be given that the Company will be able to obtain the water permits necessary to enable it to expand its operations in Colorado, Illinois or other locations selected by the Company. See "Factors that May Affect Future Results of Operations, Financial Condition or Business -- Adequate Water Supply."

     FINANCING. The ability of the Company to implement its business strategy and construct or acquire additional feeder pig production facilities is subject to it obtaining at least $4,080,000 of financing with respect to each such facility. In this regard, the Company is engaged in a public offering of shares of its Common Stock. In addition to the proceeds to be received from the possible issuance of additional shares of Common Stock, the Company would be required to obtain additional funds through secured term debt borrowings. The Company anticipates that with respect to each minimum block of 17 shares of Common Stock issued by the Company at an aggregate price of $1,360,000, the Company would be required to borrow approximately $2,720,000 of term debt borrowings in order to construct one new feeder pig production facility and related support facilities, to purchase breeding stock, and to provide working capital for operations. The amount of this proposed financing has been determined based upon the anticipated capital expansion and business operations needs of the Company and the anticipated net proceeds from the issuance of shares of Common Stock.

     On May 19, 1995, the Company entered into various loan documents with CoBank, ACB ("CoBank") related to a $23,600,000 secured credit facility. This credit facility provides for up to $18,850,000 of non-revolving term debt and $4,750,000 of revolving term credit. Proceeds from the term debt may be used for construction of feeder pig production facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from revolving term credit may be used for working capital and other purposes. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions precedent and may be withdrawn or terminated by CoBank under certain circumstances. In addition, the unused portion of the credit facility expires February 28, 1997 with respect to the non-revolving term debt and June 20, 2006 with respect to the revolving term credit. No assurances can be given that the funding conditions precedent will be satisfied and that the Company will be able to obtain sufficient financing when needed, or that alternative sources of financing will be available on acceptable terms.

     The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of August 31, 1996, no additional term loans were immediately available to the Company, $422,000 of terms loans were available upon CoBank=s final acceptance and approval of the feeder pig production facilities then under development, and $779,000 of revolving term credit was immediately available. The availability of the unused $6,330,000 term loan and $1,830,000 revolving term credit under the CoBank credit facility is restricted and may be made available to the Company only to the extent that additional equity investment is made in the Company. With respect to each additional equity investment of $1,360,000 obtained by the Company (e.g., 17 shares of Common Stock sold for $80,000 each), the Company is entitled to obtain advances under the credit facility of $2,720,000 ($2,110,000 of term loans and $610,000 of revolving term credit), up to an aggregate of $8,160,000.

     Prior to any advance being made by CoBank under the credit facility, certain conditions precedent must be addressed to CoBank's satisfaction, including but not limited to (i) provision of environmental audits respecting the Company's realty, (ii) obtaining performance bonds and lien payment bonds and builder's risk casualty insurance respecting such construction, (iii) obtaining a chain of title and title insurance respecting the Company's realty, and (iv) provision of evidence that CoBank has a perfected first priority lien on all security for the Company's obligations. As of August 31, 1996, the outstanding balance of loans made by CoBank under this credit facility was $13,659,000.

     As an alternative to funding an expansion of the Company's operations with a combination of debt and equity financing, as of the date of this report the Company was engaged in negotiations with CoBank and Farmland for the provision of full debt financing. This financing alternative is being considered in connection with the commencement of preliminary development activities on a second 2,450-sow facility in Wayne County, Illinois. See "Description of Business--Expansion." Although no assurances can be given that the Company will be successful in obtaining this financing, it is anticipated that, if obtained, such financing would consist of $2,110,000 of non-revolving term debt and $610,000 of revolving term debt obtained from CoBank and $1,360,000 of subordinated non-revolving term debt from Farmland (including $200,000 previously loaned by Farmland to the Company for the acquisition of certain real
property in Wayne County, Illinois).    See "Description of Property" under Item
2 and "Certain Relationships and Related Transactions--Farmland--Real Estate Loans" under Item 12.

     The CoBank portion of this financing would be provided under the Company=s existing credit facility. It is anticipated that the Farmland portion of this financing would provide for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. The payment schedule for the Farmland loan would require the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the earlier of (i) the Company's next issuance and sale of a minimum block of 17 shares of Common Stock, and (ii) the expiration of ten years. Alliance's obligation to Farmland would be secured by a mortgage on the facilities constructed with the proceeds of the loan, which mortgage would be second in priority to that of CoBank. In addition, Farmland would contract to purchase all feeder pigs produced at the facility that was constructed using the proceeds of the Farmland loan. See "Description of Business--Sale of Animals." As a result of the larger portion of indebtedness associated with this financing alternative (and the higher debt service related thereto) as compared with the debt and equity alternative discussed above, the net proceeds from the issuance of shares of Common Stock that would be required must be correspondingly greater in order to provide for the balloon payment of principal under the Farmland loan. There can be no assurance that the Company would be successful in selling shares of Common Stock at prices that are sufficient to provide the net proceeds required, or that the Company will sell any shares of Common Stock. In addition, no assurances can be given that the Company's negotiations with CoBank and Farmland will be successful and that the Company will be able to obtain the financing required for the development of the second Illinois facility, or that such financing will be obtained on acceptable terms or terms that are comparable to those described herein.

     In connection with the Company=s acquisition of certain real property in Yuma County, Colorado, the Company borrowed $760,000 from Farmland. This loan is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate. The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term. See "Description of Property" under Item 2 and "Certain Relationships and Related Transactions-- Farmland--Real Estate Loans" under Item 12.

     The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the loan terms with respect to the initial $8.3 million of non-revolving term loans are to be made in 114 monthly installments of $72,500 each, beginning January 20, 1996, with the remaining unpaid balance being due and payable on July 20, 2005. Principal payments pursuant to the loan terms with respect to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $18,700 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. Principal payments pursuant to the loan terms with respect to the revolving term loan are to be made in 24 equal monthly installments of the principal that is outstanding as of the June 20, 2006 expiration of the revolving loan commitment, beginning on the 20th day of the month following the payment in full of the new non-revolving term loan (but in no event later than March 20, 2008). Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus 1.25%, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of August 31, 1996, interest accrued on the outstanding principal balance of the loan at a rate of 9.5% per annum (calculated by adding 125 basis points to CoBank's national variable rate of 8.25% in effect as of such date). The interest rate(s) applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. As of August 31, 1996, no reductions in the Company=s interest rate had been made. The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto or, if the CoBank loan is refinanced by another lender, a surcharge in an amount sufficient (on a present value basis) to enable CoBank to maintain the yield it would have earned on the amount repaid for the period such amount was scheduled to be outstanding at a fixed rate.

     In obtaining the initial non-revolving CoBank loan, the Company was required to pay a $50,000 origination fee as well as make an equity investment in CoBank of $1,000. In addition, the Company paid a $36,000 origination fee in connection with the refinancing of its existing CoBank loan, and will be required to pay a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance.
In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing Feeder Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least $2,250,000 of equity, plus $550,000 of equity for each facility developed by the Company after its initial four facilities ($3,350,000 of equity was required at August 31, 1996 and the Company had $4,606,289 of equity at such date), (ii) maintenance of modified working capital (calculated as current assets, plus available revolving term credit, minus current liabilities (excluding the current portion of term debt payments)) of at least $210,000, plus $98,000 of modified working capital for each facility developed by the Company after its initial four facilities ($406,000 of modified working capital was required at August 31, 1996 and the Company had $1,391,298 of modified working capital at such date), (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. The Company was in compliance with each of these covenants as of August 31, 1996.

     WASTE DISPOSAL AND ENVIRONMENTAL MATTERS. Several environmental requirements potentially are applicable to feeder pig production operations such as those conducted by the Company. Generally, these requirements take the form of federal statutory and regulatory requirements that are, in some cases, reflected in similar state requirements. In other instances, state or local requirements may exist separately and without federal precedent.

     The principal environmental regulations with which the Company must comply are related to the handling and disposal of waste water generated at the Company's feeder pig production facilities. The federal Clean Water Act generally prohibits the discharge of pollutants into the waters of the United States. The Environmental Protection Agency ("EPA") has further issued regulations that prohibit the discharge of waste water from animal feedlot operations into the waters of the United States, except under certain circumstances when excessive rainfall runoff added to existing process waste water exceeds the design capacity of the waste water handling and treatment facilities. These regulations therefore generally require that waste water handling and treatment facilities for "animal feedlots" (which term is defined broadly enough to cover the Company's feeder pig production operations) be of a non-discharge nature.

     To comply with these federal requirements, animal feedlot operators, such as the Company, must either obtain a permit from the EPA for its operations, or, in the case of a state which has been granted authority by EPA to carry out a Clean Water Act program, application must be made to the state. The State of Colorado and the State of Illinois each has been granted such authority by the EPA. The Colorado and Illinois regulations generally adopt the format of the EPA provisions for animal feedlots, and generally require concentrated animal feeding operations to be operated as non-discharge facilities. These regulations require that the Company design, construct, and operate waste water control structures capable of retaining and processing all waste water and storm runoff which enter the facility, with the exception of water generated from rainfall in excess of certain prescribed parameters. Moreover, these regulations authorize the state agency to require the removal of accumulated manure and process waste water as necessary to prevent the overflow of the containment and processing structure. The Company uses lagoon containment and processing systems at its production facilities to comply with these regulations.

     Land application of manure and process waste water also is regulated by Colorado and Illinois regulations. Generally, these regulations authorize the state agency to require that manure and process waste water not be distributed on lands in a manner that affects the quality of waters, impairs existing beneficial uses, or exceeds estimated soil infiltration rates, and shall not be applied when the land is frozen, saturated or during rainfall. Sprinkler irrigation equipment must include a back flow prevention device. Land application rates are established on a case-by-case basis after taking into account the nature and type of manure or process waste water and the characteristics of the area to which it is to be applied.

     Each feeder pig production facility is designed to enable the removal of animal waste by means of emptying shallow pits located under the slatted floors of each facility. Animal waste falls through the slatted floor into the pit which is filled with water. Periodically, each pit is drained and refilled. Waste water drained from a pit is moved into a lagoon system for treatment. All lagoons must be of a size adequate to accommodate the anticipated volume of waste water to be generated together with storm water runoff. Further, each lagoon must be lined with a material that prevents or inhibits the seepage of waste water into the ground water below. See "Description of Property" under
Item 2.

     Cost of design and construction of waste water treatment systems vary by facility based upon the characteristics of each individual site. The Company has estimated that the cost of construction of lagoons and the attendant pumps and piping required to handle the waste water generated at each feeder pig production facility will range from approximately $100,000 to $250,000. Ongoing expenditures to handle waste water consist principally of expenditures for utilities and maintenance. Such ongoing expenditures do not constitute a significant operating cost to the Company.

     EMPLOYEES. Operating management of each of the Company's existing and future facilities will be the responsibility of each respective 2,450-sow facility's General Manager. The General Manager will have overall responsibility for the operation of the facility. Additional department managers likely will oversee the breeding/gestation, farrowing, and nursery departments. It is anticipated that each facility under development or proposed will employ eleven persons in breeding through farrowing operations, including management and laborers.

     Pursuant to the Swine Production Services Agreement between the Company and Farmland, Farmland has agreed to assist in providing certain administrative services to the Company, including the coordination of the Company's training of personnel to be employed by the Company and the selection of employees.

     As of August 31, 1996, the Company employed approximately 102 persons, of whom 98 were full-time employees and four were part-time employees. Of the Company's 98 full-time employees, 14 employees are assigned to perform various facilities operation services for Pig Producers I, L.P. ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest. Pig Producers is engaged in the production of feeder pigs from a 2,450-sow feeder pig production facility located in Yuma County, Colorado. The Company is reimbursed by Pig Producers for all wages, benefits and other costs attributable to the 14 Alliance employees performing services for Pig Producers. See "Certain Relationships and Related Transactions--Farmland" under Item 12. The Company is not a party to any collective bargaining agreement and considers its relationship with employees to be satisfactory.

     GOVERNMENT REGULATION. The Company is subject to various federal, state and local government regulations, including those restricting certain types of investor-owned livestock production and those concerning the environment, occupational safety and health and zoning. In addition, its employment practices are governed by minimum wage, overtime and other working condition regulations. The Company has not experienced significant difficulty in complying with applicable regulations and compliance generally has not had an adverse effect on the Company's business. See "Description of Business -- Waste Disposal and Environmental Matters."

     FEEDER PIG PURCHASE AGREEMENT.

     General. The rights and obligations of the parties with respect to the sale of feeder pigs by the Company to its members will be governed by the Feeder Pig Purchase Agreements. Although the following summary describes the material provisions of the Feeder Pig Purchase Agreement, it does not purport to be a complete statement of all provisions of the Feeder Pig Purchase Agreement and in no way modifies or amends the Feeder Pig Purchase Agreement.

     Purchase. The Company intends to sell feeder pigs that meet particular minimum weight, health, nutrition and genetic quality standards to members of the Company who have entered into a Feeder Pig Purchase Agreement with the Company. Feeder pigs that meet such standards, as set forth in the Feeder Pig Purchase Agreement, are referred to as "Qualifying Pigs." Pursuant to the terms of the Feeder Pig Purchase Agreement, the member of the Company is required to purchase, and the Company is required to sell, Qualifying Pigs in lots of no less than 900, and no more than 1,000, Qualifying Pigs per lot, as determined by the Company. Such lots of feeder pigs are to be made available to members of the Company on a rotating schedule determined and implemented by the Company, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate equity interest in the Company and the actual production of Qualifying Pigs from the Company's facilities. If the Company is successful in implementing its business plan and any new feeder pig production facilities are developed on schedule, the initial lots of feeder pigs resulting from the development and expansion of the Company's feeder pig production operations are not expected to be available to new investor members for up to 13 to 15 months after completion of the sale of a minimum block of 17 shares of Common Stock to such members. New investor members will not be entitled to purchase feeder pigs from the Company until such time. In the event that the production of feeder pigs exceeds two and seven-tenths (2.7) lots per share of Common Stock on a prospective rolling 12-month basis, the Company may sell such excess production to non-members, or retain such excess production for the Company's own purposes, in lieu of selling such excess production pursuant to the Feeder Pig Purchase Agreements. The Company has agreed in its Swine Production Services Agreement with Farmland to provide Farmland the first opportunity to purchase excess feeder pigs produced by the Company during the term of said Agreement (and in no event less than the five-year period ending July 13, 1999). See "Certain Relationships and Related Transactions -- Farmland" under Item 12.

     Price. The Company intends to sell Qualifying Pigs, subject to adjustment for weight as described below, pursuant to a pricing formula consisting of the sum of the following factors: the financing cost per pig, the operating cost per pig, and a $4.50 per pig production margin. The financing cost per pig applicable to a member is to be determined on a rolling 12-month prospective basis and will be equal to the quotient obtained by dividing (i) the sum of the anticipated required payments of principal and interest (including any scheduled sinking fund payments) for the ensuing 12-month period with respect to the term debt borrowings incurred by the Company in connection with the consummation of the sale of Common Stock to such member, by (ii) the total number of Qualifying Pigs anticipated to be produced and shipped by the Company during such 12-month period from the one or more feeder pig production facilities developed through the use of such term debt borrowings and the net proceeds from the sale of Common Stock to such member (such estimate being based on the total estimated number of Qualifying Pigs to be produced and shipped by the Company during such 12-month period from all feeder pig production facilities of the Company). The operating cost per pig is to be determined on a rolling 12-month historical basis and will be equal to the quotient obtained by dividing (i) the sum of (A) all expenses (excluding interest expense, depreciation and amortization) of the Company, plus (B) the net cash flow cost of all capital expenditures of the Company (including any capital sinking fund payments) for production facility and breeding stock improvements and replacements, in each case, for the 12 months preceding the then present month of shipment, by (ii) the number of Qualifying Pigs produced and shipped by the Company during such 12-month period. At the time the Company notifies a member that a lot is available for purchase by the member pursuant to the member's Feeder Pig Purchase Agreement, the Company will furnish to the member an estimate of the total purchase price of all Qualifying Pigs included in the lot, and the member is required to pay such estimated total purchase price to the Company not less than one day prior to the scheduled shipment date. The actual total purchase price of all Qualifying Pigs included in a lot sold to a member will be based upon weight at the time of loading and settlement of any adjustments shall be made within five days following delivery.

     Weight Adjustment. The purchase price for Qualifying Pigs is subject to adjustment based upon the extent of any variation in the average weight of Qualifying Pigs from 45 pounds. To the extent that the average weight of a shipment of Qualifying Pigs exceeds 45 pounds per pig, the purchaser will pay an additional $.25 per pound per pig on the first five pounds by which the average weight exceeds 45 pounds per pig and an additional $.15 per pound per pig for the average weight between 50 pounds and 60 pounds. To the extent that the average weight of a shipment of Qualifying Pigs is less than 45 pounds per pig, the purchase price will be decreased by $.25 per pound per pig.

     Delivery of Pigs. The Company will be responsible for obtaining, at the Company's expense, all health permits necessary to qualify the pigs for interstate shipment. It is anticipated that all lots of Qualifying Pigs will be weighed at the Company's expense at a state-inspected scale near the Company's production facility. Delivery is to be FOB shipping point, with the members bearing the risk of loss during transit, and the trucks used to haul Qualifying Pigs from the Company's production facility must be thoroughly cleaned and disinfected prior to loading. A member may inspect the lot of Qualifying Pigs to be purchased by such member prior to loading. After the delivery of pigs at their destination, a member will have the right to seek an appropriate price adjustment for any pig which is found not to be a Qualifying Pig. Such adjustment will be made following the Company's inspection of the subject pigs, and will be determined through mutual agreement of the Company and the member.

     Term and Termination. A member's Feeder Pig Purchase Agreement will be for an initial term commencing on the date entered into and continuing for a period of 120 months after the date the first delivery of Qualifying Pigs is made to the member thereunder, subject to earlier termination upon the occurrence of certain events. Feeder Pig Purchase Agreements will be extended automatically for succeeding one year terms unless the member gives to the Company, not less than one year prior to the expiration of the initial or any extended term, notice that the member desires to terminate the Feeder Pig Purchase Agreement as of the expiration of such initial or extended term. The Company may terminate a member's Feeder Pig Purchase Agreement if the member fails to purchase, pay for, and take delivery of any two lots of Qualifying Pigs when and as made available to the member; provided, however, that for each ten shares of Common Stock owned by a member, the number of such failures necessary before the Company may terminate such member's Agreement is increased by one. The member may terminate the Feeder Pig Purchase Agreement if the Company materially breaches any obligation or covenant in the Agreement and such breach is not cured within 30 days following notice of such breach given by the member to the Company. Furthermore, if the first delivery of Qualifying Pigs thereunder is not made within 24 months of the date of the Feeder Pig Purchase Agreement, the member may terminate the Agreement within three months after the expiration of such 24-month period. If either party is prevented from performing under the Feeder Pig Purchase Agreement because of reasons beyond its control which make it commercially impossible to perform, however, then that party is relieved from such performance so long as it remains commercially impossible to perform. A member's Feeder Pig Purchase Agreement automatically terminates if the member assigns or transfers all shares of Common Stock from which the member's right to purchase lots of Qualifying Pigs under the Agreement derives. Except as described above, a member does not have the right to terminate the Feeder Pig Purchase Agreement prior to the expiration of the initial or any extended term thereof. As noted above, the member's right to terminate the Feeder Pig Purchase Agreement at the expiration of the initial or any extended term thereof may be exercised only if the member gives notice to the Company at least one year prior to the expiration of such initial or extended term that the member desires to exercise such termination right. The foregoing termination rights constitute the member's exclusive rights of termination under the Feeder Pig Purchase Agreement. No member has the right to demand the return of or to receive any of the member's capital from the Company as a result of the termination of the Feeder Pig Purchase Agreement or otherwise and regardless of whether demanded prior to the expiration of the initial or any extended term of the Feeder Pig Purchase Agreement or at any time after the expiration of any such term. The Company is under no obligation to redeem or repurchase its Common Stock prior to the expiration of the initial or any extended term of the Feeder Pig Purchase Agreement or at any time after the expiration of any such term. See "Absence of Market" under Item 5.

     Effect of Purchaser Default. If a member fails to purchase, pay for, and take delivery of any lot of Qualifying Pigs when and as made available to the member pursuant to the Feeder Pig Purchase Agreement, the member is responsible for the damages and expenses incurred by the Company as a result of such failure. In particular, the member is liable for (a) the difference between the price payable by the member for the Qualifying Pigs that member has failed to purchase, pay for, and take delivery under the Agreement and the then current market price for feeder pigs, (b) $3,000, which amount is intended to cover the Company's administrative and other costs and expenses associated with such failure to purchase, pay for, and take delivery of the Qualifying Pigs, and (c) all costs of collection, enforcement, and prosecution of the Company's rights and remedies under the Agreement or otherwise arising. If a member fails to pay promptly the damages and expenses incurred by the Company as a result of the member's failure to purchase, pay for and take delivery of a lot of Qualifying Pigs, such member will not be permitted to purchase any other lots unless and until such damages and expenses are paid, and such member also will be responsible for all damages and expenses accruing to the Company with respect to lots that such member is not permitted to purchase as a result thereof. In addition to the member's responsibility for such damages and expenses, the Company may pursue other remedies, including the termination of the member's Feeder Pig Purchase Agreement. If the member is prevented from performing under the Feeder Pig Purchase Agreement because of reasons beyond the member's control which make it commercially impossible to perform, however, then the member is relieved from such performance so long as it remains commercially impossible to perform. See "Description of Business -- Feeder Pig Purchase Agreement -- Term and Termination" and "-- Grant of Security Interest."

     Grant of Security Interest. Pursuant to the Feeder Pig Purchase Agreement, a member grants to the Company, as security for the performance of all of the member's obligations under the Feeder Pig Purchase Agreement, a security interest in all of the member's equity interest in the Company. In this regard, the certificates representing shares of Common Stock will be retained by Alliance and members will be required to endorse appropriate stock powers with respect to such certificates. The Company's security interest in the member's shares of Common Stock is to be senior to all others, except for any permissible pledge or other security interest granted in such shares by the member to any financial institution for purposes of securing a loan used in financing the member's acquisition of such shares and as otherwise agreed by the Company in its discretion. A member's failure to perform his purchase obligation under the Feeder Pig Purchase Agreement, among other occurrences, may result in the Company's foreclosure on the security interest in the member's Common Stock.
See "Absence of Market" under Item 5.

     Warranties. The Company makes no warranties, express or implied, with respect to feeder pigs produced by it, except as expressly provided in the Feeder Pig Purchase Agreement. The Company specifically disclaims any warranties of merchantability or fitness for a particular purpose and makes no warranty as to any specific level of performance with respect to any pigs sold thereunder.

     Arbitration. Any controversy arising out or relating to a Feeder Pig Purchase Agreement or any breach thereof (other than certain controversies that include, but are not limited to, controversies arising out of a member's failure to purchase, pay for, and take delivery of any lot of Qualifying Pigs and the Company's exercise of any rights or remedies related thereto) is required to be submitted to binding arbitration under the Feeder Pig Purchase Agreement. Arbitration hearings are to take place in Denver, Colorado, or at such other location as the Company and such member may agree, with judgment upon the award rendered by the arbitrator being entered in any court having jurisdiction.


ITEM 2. DESCRIPTION OF PROPERTY.


     As of the date of this report, the Company conducts operations from its five existing 2,450-sow production facilities located in Yuma County, Colorado (approximately 150 miles east of Denver), and from its one existing 2,450-sow production facility in Wayne County, Illinois. The original Yuma County, Colorado facility was constructed in a configuration different than that employed with respect to the Company's other facilities and is anticipated to be different than that employed for future facilities. The original facility consists of six separate buildings, including two breeding buildings, two gestation buildings, and two farrowing buildings, all of which are situated together on an approximately 160 acre site with a separately accessed nursery building, while each of the Company's other facilities consist of a three-building sow breeding, gestation and farrowing complex situated together,
with a separately accessed nursery building.   Management believes that the
condition of its facilities presently is adequate for the Company's business, and that its facilities are adequately covered by insurance. Each of the existing facilities, including land and buildings, was constructed for between $2,243,000 and $2,495,000, and has been or will be pledged as security for the Company's loan from CoBank under the terms of a deed of trust/mortgage.

     Between September and December 1995, the Company purchased approximately 1,000 acres of real property in Yuma County, Colorado, upon which the Company has developed one 2,450-sow production facility and holds the remaining acreage for the development of additional production facilities (the "Additional Colorado Property"). The acquisition cost of this Additional Colorado Property was approximately $760,000. The Company obtained funding for the purchase of the Additional Colorado Property from the proceeds of a loan obtained from Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for the amortization of the loan over a ten-year period, at a variable rate equal to CoBank's prime rate. As of August 31, 1996, CoBank's prime rate was 8.25%. The payment schedule of the promissory note requires that the Company make interest-only payments for the life of the loan, with a final balloon payment of the principal at the expiration of the ten-year term. To secure the obligations of the promissory note, the Company has agreed to execute a deed of trust in favor of Farmland covering all of the Additional Colorado Property, which deed of trust is second in priority to that of CoBank with respect to the 2,450-sow production facility constructed thereon.

     As of the date of this report, the Company has acquired approximately 442 acres of real property in Wayne County, Illinois, including a 90 acre tract acquired pursuant to the exercise of the option referred to below. The Company has developed one 2,450-sow production facility on these 442 acres. In addition, as of the date of this report the Company has commenced preliminary development activities with respect to a second 2,450-sow facility located on this property. See "Description of Business--Expansion."

     In November 1996, the Company entered into a contract pursuant to which the Company has been granted the option to purchase approximately 500 acres of real property in Wayne County, Illinois (the AOption Property@). Under the terms of this option contract, if the Company fails to fully exercise the option as to the entire Option Property prior to November 1998, the Company shall be responsible for a $150,000 liquidated damages payment to the owner of the Option Property. The Company's responsibility for this liquidated damages payment is secured by a stand-by letter of credit issued by CoBank. Until the expiration of this letter of credit, the revolving term credit available to the Company will be reduced by $150,000. In November 1996, the Company exercised its rights under this option contract to acquire an approximately 90 acre tract of the Option Property, including 45 acres (the A45 Acre Tract@) on which the Company intends to develop a second Illinois sow production facility. The Company obtained funding for the purchase of the 45 Acre Tract from the proceeds of a loan provided by Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt provide for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. The payment schedule for the Farmland loan would require the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the earlier of (i) the Company's next issuance and sale of a minimum block of 17 shares of Common Stock, and (ii) the expiration of ten years. It is anticipated that Alliance's obligation to Farmland under this note will be secured by a mortgage on the 45 Acre Tract.

     The Company anticipates that it will contract with Central Confinement, Inc., Columbus, Nebraska, for the construction of the second facility situated in Wayne County, Illinois. Design and construction of these facilities would be handled by the contractor on a "turn-key" basis. The Company would be responsible for obtaining all applicable permits and would arrange for site excavation, fill sand, driveways, electrical service, wells and fresh water, manure pipes, manure storage, domestic sewer system, and exterior recycle pump and exterior pipes from the buildings. It is anticipated that Farmland will be coordinating these services for the Company.

     The Company maintains its administrative offices at 302 Idlewild Street in Yuma, Colorado. This office space has been made available to the Company by Farmland at no cost to the Company.


ITEM 3.  LEGAL PROCEEDINGS.


     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended August 31, 1996.


                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


ABSENCE OF MARKET

     There is no public trading market for the Company's Common Stock, $.01 par value per share. The Common Stock is subject to provisions of the Colorado Cooperative Association Law and the Company's Articles of Incorporation and Bylaws which restrict the transferability of the Common Stock. In particular, the Colorado Cooperative Association Law and the Company's Articles of Incorporation provide that the certificates of membership in the Company (which also represent shares of Common Stock of the Company) shall not be assignable or transferable except upon consent of the Board of Directors, and that the Company shall have the right in its Bylaws to limit the transfer or assignment of membership and the terms and conditions upon which transfers or assignments may be allowed. The Company's Bylaws provide that the equity interests issued by the Company may not be assigned or transferred, except upon the consent of the Company's Board of Directors, and that the Company's Board of Directors may not give such consent unless such assignee or transferee executes and delivers to the Company a Feeder Pig Purchase Agreement. The transfer agent for the Common Stock is the Secretary of the Company.

     In addition to the foregoing transfer restrictions, the Company's Bylaws give the Company the right to purchase a member's Common Stock under certain circumstances, which may adversely affect transferability. Such right is in addition to any right the Company may have to foreclose on the security interest in member's Common Stock pursuant to the Feeder Pig Purchase Agreement. In particular, the Company has the option under its Bylaws to purchase a member's shares of Common Stock upon the occurrence of certain specified events (a) by tendering to the member (i) the lesser of (A) the price paid to the Company for such investor's shares of Common Stock, and (B) the book value of the Common Stock and capital credits associated therewith, less (ii) any indebtedness due the Company from the member, or (b) by tendering to the member a nonvoting certificate of participation representing the member's interest at the time of such tender in a face amount equal to the amount specified in clause (a) above. The occurrences giving rise to such option include the following events: (a) a member's termination of a Feeder Pig Purchase Agreement without having executed and delivered a replacement Feeder Pig Purchase Agreement or a member's failure to be a party to a Feeder Pig Purchase Agreement, and (b) the Company's Board of Directors by resolution finds that a member has (i) intentionally or repeatedly violated any provision of the Company's Articles of Incorporation or Bylaws,
(ii) breached a Feeder Pig Purchase Agreement or materially breached any other contract with Company, (iii) remained indebted to the Company for 90 days after such indebtedness first becomes payable, or (iv) willfully obstructed any lawful purpose or activity of the Company. In the event the Company exercises either option, the voting stock of the member shall be cancelled, and the member shall thereafter have no voting rights in the Company. The Company is under no obligation, however, to redeem or repurchase an investor's Common Stock at any time. See "Description of Business -- Feeder Pig Purchase Agreement" under
Item 1.

HOLDERS

     The authorized capital stock of the Company consists of 10,000 shares of Common Stock, $.01 par value per share. As of August 31, 1996, there were 102 shares of Common Stock outstanding, which were held of record by 17 stockholders. Only producers of agricultural products, associations of such producers, and federations of such associations who have executed and delivered to the Company a Feeder Pig Purchase Agreement may own Common Stock, and only stockholders of the Company may be members of the Company. Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, except that during any period in which the Company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as the Company's current lender), no cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares then outstanding.

PATRONAGE DISTRIBUTIONS AND ABSENCE OF DIVIDENDS

     No dividends have been, or will be, paid by Alliance on its Common Stock. The Company intends to distribute, however, at least annually, all of its net margins, if any, as patronage distributions to its stockholders on the basis of the quantity or value of business done by the Company with or for each stockholder with respect to feeder pigs sold pursuant to the Feeder Pig Purchase
Agreements or the Swine Production Services Agreement.   The Company's "net
margins" for this purpose generally are equal to the Company's gross receipts attributable to patronage sourced business reduced by all related expenses which are deductible for federal income tax purposes (other than any deduction for payment of patronage distributions). A stockholder's share of the Company's net margins will be payable to him or her after the close of each fiscal year. The Company's Board of Directors has the right to pay the patronage distribution in qualified written notices of allocation, non-qualified written notices of allocation, cash or any combination thereof. The written notices of allocation will be issued in the form of Alliance capital credits. The extent of the cash portion of the patronage distributions will be determined annually and will depend upon the Company's financial condition, results of operation, capital commitments and other factors deemed relevant by the Board of Directors. The Company has entered into various loan agreements and other documentation with its existing lender which restrict the Company's ability to pay patronage distributions in cash. See "Description of Business -- Financing" under Item 1. The Company's Board of Directors has authorized, with the consent and approval of CoBank, the payment of a $670,167 rebate to its members with respect to feeder pigs sold to such members by Alliance during the fiscal year ended August 31, 1996. No assurances can be given that such rebate will be paid. The Company does not intend to make any future rebate payments to its members.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALLIANCE=S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL. The Company commenced operations in July, 1994, following its acquisition of the entire equity ownership rights and interest in Yuma LLC, a Colorado limited liability company in which Farmland and Yuma Cooperative owned 71.5% and 28.5%, respectively, of the outstanding equity interests. Subsequent to the Company's acquisition of Yuma LLC, Yuma LLC was dissolved and liquidated and Alliance received all assets and liabilities of Yuma LLC and continued the feeder pig production operations of Yuma LLC as described herein. As a result of these transactions, a portion of the financial information presented herein relates to the financial condition and results of operations of Yuma LLC. The results of operations for the year ended August 31, 1994 are principally those of Yuma LLC, but also include the results of operations of the Company from July 9, 1994 to August 31, 1994. The results of operations for the years ended August 31, 1996 and 1995, respectively, are entirely the results of operations of the Company. Unlike Yuma LLC, Alliance was burdened with debt financing costs during the development and start-up of its feeder pig production facilities. In addition, Alliance generally produces feeder pigs of lighter weight than those of Yuma LLC, and sells its feeder pigs at prices lower than the price at which Yuma LLC sold its feeder pigs.

     FISCAL YEARS ENDED AUGUST 31, 1996 AND 1995. Shipments of feeder pigs were higher for the fiscal year ended August 31, 1996 than in the prior year=s period. Alliance shipped 148,926 feeder pigs during fiscal 1996 compared to 46,858 feeder pigs shipped during fiscal 1995, an increase of approximately 218%. Net sales for the fiscal year ended August 31, 1996 increased to $7,037,927 from $1,554,113 for the prior year, an increase of $5,438,814 or approximately 350%. This increase in volume and sales dollars is primarily due to four units operating for the fiscal year ended August 31, 1996 versus one unit for the fiscal year ended August 31, 1995 and the change in Alliance's contract price, effective July 13, 1995, to include $4.50 per pig in addition to the financing cost and operating cost on which the price was previously based.

     Alliance=s sales for the fiscal year ended August 31, 1996 have been reduced by the accrual of a rebate of $670,167 that is intended to be paid to its members with respect to feeder pigs sold to such members by Alliance during such fiscal year. See "Patronage Distributions and Absence of Dividends" under
Item 5. Alliance incurred a positive gross margin of $615,088 and a negative gross margin of $282,275 for fiscal 1996 and 1995, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to the Company's sale of feeder pigs to its members. The selling price for Alliance's feeder pigs is based on, among other things, the 12-month rolling average of operating costs per pig. For the fiscal year ended August 31, 1996, the Company's operating costs at the time pigs were sold (the then current operating costs) exceeded the historical rolling average of operating costs by $0.09 per head sold. For the fiscal year ended August 31, 1995, the Company's then current operating costs exceeded the historical rolling average of operating costs by $6.37 per head sold. The substantial difference between fiscal 1995's then current operating costs and historical rolling average operating costs is principally due to Alliance's culling of a greater portion of its herd than is customary in order to accommodate their replacement with multiplier unit animals, in addition to the resulting decline in production.

     Sales to Farmland (including sales to Farmland of Yuma Cooperative's share of feeder pigs produced by the Company) for fiscal 1996 and 1995 were $5,035,160
and $1,467,069, respectively.   The average net sales price per head was $48.12
and $33.16 and the average industry market price per head was $41.15 and $32.17 during 1996 and 1995, respectively.

     Alliance recorded start-up costs of $426,926 and $754,756 relating to the operation of new production facilities during the fiscal years ended August 31, 1996 and 1995, respectively, and conversion of the existing unit to a multiplier unit during the fiscal year ended August 31, 1995. All costs for the fiscal year ended August 31, 1996 and $647,751 of the costs for the fiscal year ended August 31, 1995 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new 2,450-sow feeder pig production facilities, and $107,005 of the costs for the fiscal year period ended August 31, 1995 were attributable to the conversion of the existing 2,450-sow feeder pig unit from a commercial sow unit to a multiplier sow unit.

     Loss on sale of breeding stock was $226,738 for the fiscal year ended August 31, 1996 as compared to $112,797 for the prior year period. This increase is attributable to the existence of newly developed facilities in fiscal 1995, from which culling of animals was not necessary until near the end of that fiscal year, as compared to more mature facilities in fiscal 1996, from which culling of animals occurred throughout that fiscal year.

     Administrative expenses were $369,787 for the fiscal year ended 1996 compared to $101,927 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $1,001,329 for fiscal 1996 compared to $289,082 for fiscal 1995 was incurred in financing the development of the four existing and two new 2,450-sow feeder pig facilities.

     Alliance incurred a net loss of $1,343,087 for the fiscal year ended August 31, 1996 compared to a net loss of $1,513,328 for the prior year period. The fiscal 1996 loss was attributable to $426,926 of start-up expenses related to the development of two feeder pig production facilities and a loss of $226,738 on the sale of breeding stock. The remaing amount of the net loss is primarily attributable to current costs exceeding the rolling average cost that per pig prices are based on, caused in part by high death loss due to herd health issues, as well as rising corn prices. The fiscal 1995 loss was attributable to $754,756 of start-up expenses related to facilities development and a loss of $112,797 on the sale of breeding stock. In addition, the Company's operating costs at the time pigs were sold during both fiscal 1996 and 1995 exceeded the historical rolling average of operating costs from which the selling price for pigs was based. During all of fiscal 1996, the selling price for Alliance's feeder pigs was based on the 12-month rolling average of operating costs per pig, the debt service financing cost per pig, and a $4.50 per pig production margin. The Company accrued a $670,167 rebate, however, that is intended to provide each member with a $4.50 payment per pig sold to such member during fiscal 1996; thereby effectively eliminating the production margin. The $4.50 per pig production margin was not added to the price of feeder pigs sold during fiscal 1995 until after July 13, 1995. In addition operating risks and uncertainties associated with any business, the Company's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development, by the Company's selling price formula for feeder pigs that contains a $4.50 production margin, and by the possible return of all or a portion of such rebate to the Company's members.

     FISCAL YEARS ENDED AUGUST 31, 1995 AND 1994. Shipments of feeder pigs from the Company's feeder pig production facilities were sustained at approximately the same level for the fiscal year ending August 31, 1995 as were made in the prior fiscal year. The Company shipped 46,858 feeder pigs in the fiscal year ended August 31, 1995 as compared to 46,014 feeder pigs shipped in the prior fiscal year.

     Although the level of production for fiscal 1995 was comparable to that for fiscal 1994, net sales for fiscal 1995 declined to $1,554,113 from $2,309,319 for the prior year period, a decline of $755,206 or approximately 32.7%. This decline resulted from a reduction in the average selling price of feeder pigs from $51.04 per pig in fiscal 1994 to $33.16 in fiscal 1995. In addition, the selling price per pig for approximately ten months of fiscal 1995 was determined pursuant to the formula established under the Company's Interim Feeder Pig Purchase Agreements with Farmland and Yuma Cooperative, which selling price is substantially less than would have been obtained under the feeder pig marketing agreement to which Yuma LLC was a party in fiscal 1994. Finally, the Company currently markets a feeder pig of lighter weight than that previously marketed by Yuma LLC in fiscal 1994, which further accounts for the reduction in the sales price per pig. The decline in net sales more than offset the $75,880 reduction in cost of goods sold from $1,912,268 in fiscal 1994 to $1,836,388 in fiscal 1995.

     In fiscal 1995, the Company incurred expenses of $754,756 related to the start-up of three feeder pig production facilities and the conversion of the existing facility to a multiplier unit. The start-up costs attributable to the three new facilities, including utilities, feed, labor and other expenses, accounted for $647,751 and the remaining $107,005 was due to the conversion of an existing feeder pig facility to a multiplier unit and the related replacement of commercial sows with more expensive multiplier sows. This conversion began in August 1994 and was substantially complete in January 1995. Productivity declined to an average of 17.4 feeder pigs per sow in inventory for fiscal 1995 from an average of 18.8 feeder pigs per sow in the prior fiscal year as the Company culled a greater portion of its herd than was customary in order to accommodate their replacement with multiplier unit animals. This herd culling also accounts for the increased loss on sale of breeding stock from $56,474 for the year ended August 31, 1994 to $112,797 for fiscal 1995. With the completion of the facility conversion, management is hopeful that productivity and loss on sale of breeding stock levels will be comparable to fiscal 1994 levels. No start-up and conversion expenses were incurred by the Company in fiscal 1994.

     Administrative expenses were $101,927 for the year ended August 31, 1995 as compared to $36,629 for the prior fiscal year. This increase was attributable to $26,932 of amortization expenses for organizational costs and loan origination fees, $33,102 of legal fees and $41,893 of miscellaneous expenses, including administrative employee salaries and office equipment lease payments.

     Interest expense was $289,082 for the year ended August 31, 1995 as compared to $1,375 for the prior year period. Interest for the year ended August 31, 1995 was due to interest incurred on financing the construction of three feeder pig production facilities. After repaying the remaining balance of its long-term debt in October, 1993, the Company had no long-term indebtedness for the remainder of fiscal 1994. As of August 31, 1995 Alliance had borrowed $9,165,000 from CoBank.

     LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1996, the Company reported a working capital deficit of $257,702 and total assets of $20,845,613. The Company issued 17 shares of Common Stock in August 1995 and 17 additional shares in October 1995 for aggregate net proceeds of approximately $2,605,600. The Company has used these funds, in combination with borrowings of $5,939,000 through August 31, 1996, for the development, population, and start-up of one 2,450-sow feeder pig production facility in Yuma County, Colorado and one 2,450-sow feeder pig production facility in Wayne County, Illinois.

     As of the date of this report, the Company has 102 shares of Common Stock issued and outstanding and is offering an additional 51 shares of Common Stock to qualified prospective investors. As of August 31, 1996, Alliance had $779,000 immediately available to it under its credit facility with CoBank. Another $422,000 of term loans is to be made available by CoBank approximately 90 days following completion of construction of the Company's facilities under development. Of the $779,000 available at August 31, 1996 and the $422,000 to be made available under the credit facility, Alliance anticipates that approximately $655,000 would be required to complete construction of the newest unit and $546,000 would be available for working capital purposes due to the previous funding of some of such construction costs with working capital. In the opinion of management, these arrangements for debt capital are adequate for Alliance=s present operating and capital plans. In the event that an additional 51 shares of Common Stock are issued and sold prior to the February 28, 1997 expiration of the CoBank loan commitment, another $8,160,000 would be eligible for borrowing. The net proceeds from any such sale of Common Stock, together with such additional borrowings, would be used for future capital expansion of up to three additional feeder pig production facilities. There can be no assurance that any additional shares of Common Stock will be sold and that the additional borrowing required for such capital expansion would be available.

     During the fiscal year ended August 31, 1996, Alliance incurred capital expenditures of $6,770,862 for the construction of a new 2,450-sow feeder pig production facility in Yuma County, Colorado and a new 2,450-sow feeder pig production facility in Wayne County, Illinois, as well as capital expenditures of $636,424 for the acquisition of real property on which additional facilities could be developed. The remaining capital expenditures were for replacement of breeding stock and the completion of construction related to the Company's first four facilities.

     Alliance estimates that an additional $385,000 of facilities development costs will be incurred before the two facilities under development are operating at full capacity, which cost are to be funded by additional borrowings from the Company's existing credit facility.

     On May 19, 1995, the Company entered into various loan documents with CoBank related to a $23,600,000 secured credit facility. This credit facility provides for up to $18,850,000 of non-revolving term debt and $4,750,000 of revolving term credit. Proceeds from the term debt may be used for construction of feeder pig production facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from revolving term credit may be used for working capital and other purposes. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions precedent and may be withdrawn or terminated by CoBank under certain circumstances. In addition, the unused portion of the credit facility expires February 28, 1997 with respect to the non-revolving term debt and June 20, 2006 with respect to the revolving term credit. No assurances can be given that the funding conditions precedent will be satisfied and that the Company will be able to obtain sufficient financing when needed, or that alternative sources of financing will be available on acceptable terms.

     The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of August 31, 1996, no additional term loans were immediately available to the Company, $422,000 of terms loans were available upon CoBank=s final acceptance and approval of the feeder pig production facilities then under development, and $779,000 of revolving term credit was immediately available. The availability of the unused $6,330,000 term loan and $1,830,000 revolving term credit under the CoBank credit facility is restricted and may be made available to the Company only to the extent that additional equity investment is made in the Company. With respect to each additional equity investment of $1,360,000 obtained by the Company (e.g., 17 shares of Common Stock sold for $80,000 each), the Company is entitled to obtain advances under the credit facility of $2,720,000 ($2,110,000 of term loans and $610,000 of revolving term credit), up to an aggregate of $8,160,000. See "Description of Business--Financing" under Item 1.

     Installments of principal and interest under the Company's credit facility are payable monthly in arrears by the 20th day of the month. Principal payments with respect to the initial $8.3 million of non-revolving term loans are to be made in 114 monthly installments of $72,500 each, beginning January 20, 1996, with the remaining unpaid balance being due and payable on July 20, 2005. Principal payments pursuant to the loan terms with respect to each $2,100,000 of new non-revolving term loans are to be made in monthly installments of $18,700 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. Principal payments pursuant to the loan terms with respect to the revolving term loan are to be made in 24 equal monthly installments of the principal that is outstanding as of the June 20, 2006 expiration of the revolving loan commitment, beginning on the 20th day of the month following the payment in full of the new non-revolving term loan (but in no event later than March 20, 2008). Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus 1.25%, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company. As of August 31, 1996, interest accrued on the outstanding principal balance of the loan at a rate of 9.5% per annum (calculated by adding 125 basis points to CoBank's national variable rate of 8.25% in effect as of such date). See "Description of Business -- Financing" under Item 1.

     During the course of the loan, the Company may be required to make equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance. In addition, the Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least $2,250,000 of equity, plus $550,000 of equity for each facility developed by the Company after its initial four facilities (the Company had $4,606,289 of equity as of August 31, 1996), (ii) maintenance of modified working capital (calculated as current assets, plus available revolving term credit, minus current liabilities (excluding the current portion of term debt payments)) of at least $210,000, plus $98,000 of modified working capital for each facility developed by the Company after its initial four facilities (the Company had $625,628 of modified working capital as of August 31, 1996), (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the occurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. The Company was in compliance with each of these covenants as of August 31, 1966. See "Description of Business -- Financing" under Item 1.

     The Company intends to continue to operate its existing feeder pig production facilities and sell feeder pigs produced therefrom. Funding of the ongoing operation of its facilities will be provided from the sale of feeder pigs and available working capital. The Company believes that such funding sources are adequate for current operations.

     Cash used by Alliance in its operating activities totaled $280,449 during the fiscal year ended August 31, 1996 compared with $1,045,286 in the prior year period This decrease in cash used reflects the improvement in operations before provision for depreciation and amortization and accrual for rebates offset in part by increased inventories. Other major uses of cash include $8,808,889 for capital additions or improvements, $1,366,333 for acquisition of additional inventory and $580,000 for payments applied to the Company=s outstanding long term debt.

     Major sources of cash include $1,321,683 received from the issuance and sale of 17 shares of the Company=s Common Stock, $3,798,000 of long term debt, and an increase of $1,276,000 in the Company=s revolving term credit.

     INCOME TAXES. The Company is a Colorado cooperative association. Results of its operations for the years ended August 31, 1996 and 1995 were a loss of $1,343,087 and $1,513,328, respectively. Deferred income taxes have not been provided, because all sales are to members and all future sales are anticipated to be to members. Accordingly, no taxable income resulted for any of these periods and no provision is made for income taxes by the Company.

     INFLATION. Inflation is believed to have a relatively minor impact on the operations of the Company. While certain costs, such as salaries, are affected by inflation, the Company believes that the factors which most affect its results of operations are the cost of feed and other inputs and the productivity of the breeding stock herd which are each influenced by a variety of factors. Further, the Company will sell its feeder pig production under terms which cause the sales price of feeder pigs to be adjusted for changes in the cost of production per unit, including increases in costs caused by inflation. The precise impact of inflation on the Company's costs is not readily ascertainable.

RECENT ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121") is effective for fiscal years beginning after December 15, 1995 (Alliance=s 1997 fiscal year). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management expects the adoption of Statement 121 will not have a significant impact on Alliance=s financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

     In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, Alliance is identifying important risks and uncertainties that could cause Alliance=s actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

     EARLY STAGE OF DEVELOPMENT. Alliance was formed in May, 1994 (with its predecessor, Yuma LLC, being formed in October, 1991) and is at an early stage of development. Accordingly, it is subject to all of the risks inherent in the establishment of a new business and the operation of a business generally, including the need for substantial capital to support its facilities development efforts, the need to attract and retain qualified personnel and experienced management, the risks related to facility location and construction, changes in market conditions and costs, competition, inflation, production efficiency, quality control, herd health, environmental and other governmental laws and regulations, and the other risks described in this Report. There can be no assurance that Alliance successfully will implement its business plan to develop additional feeder pig production facilities and realize any significant economies of scale or that the feeder pigs to be raised at such facilities will be made available to Alliance's stockholders under the Feeder Pig Purchase Agreements in quantities which are sufficient to meet the requirements of such stockholders and at prices that are less than otherwise could be obtained from other sources.

     BREEDING STOCK. The availability in sufficient numbers of genetically consistent breeding stock that satisfies the characteristics required by the Company and that can be obtained on acceptable terms and prices is critical to the Company's operations. No assurances can be given that the Company's requirements for breeding stock will be satisfied on acceptable terms and prices, if at all.

     HERD HEALTH. The health of the breeding herd and feeder pigs produced by Alliance can greatly impact, and has greatly impacted, the profitability of Alliance. In the event that Alliance's breeding herd or feeder pig population contracts a disease causing diminished breeding stock productivity, or extreme mortality and morbidity, Alliance will face substantial cost or loss and its operating results will be adversely affected. In addition, herd health problems could result in an increase in the price for feeder pigs under the Feeder Pig Purchase Agreements as well as a reduction in the feeder pigs available for purchase by stockholders under said Agreements. Alliance and its members have suffered the consequences referred to in this paragraph as a result of herd health problems. Although Alliance's facilities have been designed in an attempt to allow for disease separation between the facilities, large numbers of animals will be raised together and may be vulnerable to disease. No assurance can be given that Alliance will be able to avoid herd health problems.

     VOLATILE INPUT COSTS. Because the cost of feed and other supplies constitute a substantial portion of the cost of producing a feeder pig, Alliance's profitability is extremely sensitive to changes in the cost of such inputs. These costs are subject to substantial fluctuations based upon regional and seasonal availability and demand, including those attributable to crop conditions, weather and other factors. A substantial increase in the cost of these inputs, or a substantial decline in the availability of these inputs, could materially adversely affect the performance of Alliance and result in the price for feeder pigs under the Feeder Pig Purchase Agreements being higher than otherwise could be obtained from other sources. Moreover, Alliance's operating results are dependent upon the sale price paid to Alliance for feeder pigs, which in turn is determined in part based on the twelve month historical rolling average of operating costs incurred by Alliance in producing feeder pigs.
Actual changes in the sale price of feeder pigs therefore will lag changes in the related operating costs and may adversely affect Alliance's operating results, particularly in the event of sudden movements, or continual increases, in such operating costs.

     ADEQUATE WATER SUPPLY. Alliance's operations are dependent upon the availability of an ample supply of pure water at reasonable cost. Although Alliance has obtained the necessary commercial water well permits to obtain the water necessary to conduct its current operations in Colorado, Alliance has been advised that it will be unable to obtain any new commercial well permits in Colorado. Accordingly, Alliance has found it necessary in Colorado to obtain the water necessary for its operations through the purchase of more expensive, irrigated land or other real property already having the necessary commercial well permits. No assurance can be given that Alliance will be able to obtain the water permits necessary to enable it to expand its operations in Colorado, Illinois or other locations selected by Alliance. Alliance's inability to obtain the necessary water well permits for the expansion of its operations could have a material adverse effect on Alliance's business.

     OBLIGATION TO PURCHASE FEEDER PIGS. Each member of Alliance has entered into a Feeder Pig Purchase Agreement, pursuant to which such member is obligated to purchase his or her proportionate share of Alliance's feeder pig production for an initial term of ten years and, unless earlier terminated by the member, for succeeding one year renewal terms. Feeder pigs are made available to members of Alliance on a rotating schedule determined and implemented by Alliance, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate equity interest in Alliance and the actual production of Qualifying Pigs from Alliance's facilities. No assurance can be given that the availability of feeder pigs to members will coincide with the member's needs or capacity to take delivery.

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

     UNPURCHASED AND EXCESS FEEDER PIGS. Each member of Alliance has entered into a Feeder Pig Purchase Agreement, pursuant to which such member has agreed to purchase his or her proportionate share of Alliance's feeder pig production. The failure of Alliance's stockholders to purchase their respective share of Alliance's feeder pig production could materially adversely affect the performance of Alliance. In the event that one or more stockholders fail to purchase their respective share of Alliance's feeder pig production, it will be necessary for Alliance to find alternate purchasers for its unpurchased feeder pigs. In addition, it also may be necessary to find alternate purchasers to the extent Alliance's production of feeder pigs exceeds two and seven-tenths (2.7) lots per share of Common Stock on a prospective rolling 12-month basis. Stockholders will not be obligated under the Feeder Pig Purchase Agreements to purchase their proportionate share of such excess production. Although Alliance has agreed to provide Farmland the first opportunity to purchase feeder pigs that stockholders have failed to purchase and any excess feeder pig production during the five year period ending July 13, 1999, no assurances can be given that Farmland will exercise its option to purchase any such feeder pigs. In addition, no assurances can be given that alternate purchasers will be available, or that any such alternate purchasers will agree to purchase feeder pigs upon terms as favorable to Alliance as those contained in the Feeder Pig Purchase Agreements. To the extent that unpurchased feeder pigs are sold to alternate purchasers at prices less than would have been obtained under the Feeder Pig Purchase Agreements, the price for feeder pigs to stockholders may increase.

     LOSSES ASSOCIATED WITH START-UP. Alliance was formed recently and has a limited history of operations. The development of feeder pig production facilities entails substantial up front expenditures for the purchase of real estate, the construction of the facilities, and the acquisition of breeding stock and for working capital during the initial start-up period for each new facility. As a result, Alliance anticipates that the development of feeder pig production facilities will result in Alliance's continued incurrence of losses. There can be no assurance that Alliance will become profitable after it ceases facilities development activities.

     SUBSTANTIAL INDEBTEDNESS. Alliance is highly leveraged. The degree to which Alliance is and will be leveraged could have an adverse impact on Alliance, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes, and (iii) dedication of a significant portion of cash provided by operating activities to the payment of debt obligations and thereby reducing funds available for operations or distribution. Alliance's ability to make required debt service payments in the future will be dependent upon Alliance's operating results, which are subject to financial, economic and other factors affecting Alliance, many of which are beyond its control. Moreover, such operating results are dependent upon the sale price paid to Alliance for feeder pigs, which in turn is determined in part based on the twelve month historical rolling average of operating costs incurred by Alliance in producing feeder pigs. Actual changes in the sale price of feeder pigs therefore will lag changes in the related operating costs and may affect Alliance's ability to timely make required debt service payments. No assurance can be given that Alliance will be able to make required debt service payments. No person has agreed to guarantee the obligation of Alliance to make timely debt service payments.

     ASSETS SECURING DEBT; CREDIT AGREEMENT RESTRICTIONS. Alliance entered into various loan agreements and other documentation with Alliance's existing lender, CoBank. Pursuant to such loan documentation, Alliance has been, and anticipates that it will be, required to grant liens on substantially all of its properties and assets to CoBank and to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of minimum levels of working capital, (ii) restrictions on the incurrence of additional indebtedness,
(iii) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (iv) restrictions on the declaration and payment of dividends or patronage distributions. There can be no assurance that Alliance will be able to achieve and maintain compliance with the prescribed covenants of such loan documentation. Alliance has successfully sought and received consents, waivers and amendments to its loan documentation on various occasions. If further consents, waivers or amendments are requested by Alliance, including any such consents, waivers or amendments required for the payment of rebates on the price of feeder pigs sold, there can be no assurance that Alliance's lender will again grant such requests. The failure to obtain any such consents, waivers or amendments would reduce Alliance's flexibility to respond to adverse industry conditions and could have a material adverse effect on Alliance's results of operations, financial condition and business. If an event of default occurs under Alliance's loan documentation, CoBank will have the right to foreclose upon such collateral. In addition, the terms of Alliance's financing with CoBank might adversely affect the ability of Alliance to obtain additional financing for any future expansion efforts. No person has agreed to guarantee the obligation of Alliance to make timely debt service payments.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. Alliance is and will be subject to the risks normally associated with debt financing, including the risk that Alliance's cash flow will be insufficient to meet required payments of principal and interest and the risk that indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the original indebtedness and thereby increasing the cost to stockholders of feeder pigs made available under the Feeder Pig Purchase Agreements. Alliance anticipates that it will be required to raise additional capital in order to further expand its operations. Such capital may be raised through additional private or public financings, as well as collaborative relationships, borrowings and other available sources. If Alliance needs to raise additional funds, there can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of Alliance, dilution to then existing stockholders may result. If adequate funds are not available, Alliance may be required to significantly curtail a portion of its planned operations.

     COMPETITION. Many of Alliance's existing or potential competitors may have substantially greater financial, technical and personnel resources than Alliance. There can be no assurance that Alliance's competitors will not be more successful than Alliance in developing and improving pork production technologies and raising consistent high quality feeder pigs that are more economical to raise than any which may be developed or raised by Alliance. Moreover, as additional competitors commence operations, the supply of feeder pigs may exceed demand and result in a downward pressure on the prevailing market prices for feeder pigs. Under the Feeder Pig Purchase Agreements, each investor is obligated to purchase his proportionate share of Alliance's feeder pig production based in large part on Alliance's cost of production. Accordingly, if Alliance is not successful in developing and improving pork production technologies relative to its competitors or if the prevailing market prices for feeder pigs decline below those applicable under the Feeder Pig Purchase Agreements, each member may be obligated to purchase his proportionate share of Alliance's feeder pig production at a price higher than could be available from other sources. Alliance's ability to achieve or maintain cost competitive feeder pig production operations on an ongoing basis may depend on its ability to raise additional capital, which may not then be available on acceptable terms, if at all.

     ANTI-CORPORATE FARMING SENTIMENT. The development of large corporate farming operations and concentration of hog production in larger-scale facilities, such as those of Alliance, has increased dramatically over the last decade. This development has engendered opposition from residents of Colorado, Illinois and other states in which Alliance conducts, or may conduct, its business operations. Such opposition may reflect various concerns, including concerns about pollution and effluent emissions, excessive water use, offensive odor, humane treatment of animals and the perceived threat to small farmers and the family farm. To the extent that public opposition is expressed with respect to large corporate farming operations such as those of Alliance, national, state or local laws restricting their operations may be enacted in response, legal proceedings may be instituted to obtain monetary awards, injunctive orders or other legal or equitable remedies, potential employees may be dissuaded from accepting a position with such corporate farming operators, property owners may be reluctant to sell parcels to such corporate farming operators, or other consequences may result that could have a material adverse effect on Alliance and its business. No assurances can be given that public opposition will not result in the occurrence of any one or more of such adverse consequences.

     EXPANSION. The development and successful operation of each new facility of Alliance depends on various factors, including the availability of suitable sites, regulatory compliance, the ability to meet construction schedules, the capabilities of Alliance's contractors, the ability to maintain facility construction costs within original estimates, the ability of Alliance to manage its anticipated expansion generally and to hire and train qualified personnel, and general economic and business conditions. Many of the foregoing factors are not within the control of Alliance or its contractors, and therefore no assurance can be given that Alliance's expansion objectives and goals will be successfully implemented.

     CONTROL BY CURRENT STOCKHOLDERS; POTENTIAL CONFLICTS OF INTEREST. As of the date of this Report, Farmland, Farmers Cooperative Elevator Company, Yuma Cooperative, and Farmers Cooperative Association collectively own 81 shares of Alliance's Common Stock, which constitutes approximately 79.4% of Alliance's outstanding shares. Although no one cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares outstanding during any period in which Alliance has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as Alliance's current lender), the above-named stockholders could exercise a significant degree of influence or control over Alliance with respect to the election of directors and other matters if they, or several of them, agree to vote together on such matters.

     Alliance has contracted with Farmland and Yuma Cooperative for the provision of certain requirements of Alliance, including the supply of feed and other inputs, breeding stock, and administrative services. Alliance's agreements with Farmland and Yuma Cooperative may be modified in the future and Alliance may enter into additional agreements or transactions with Farmland and Yuma Cooperative. Farmland, through its various business divisions, subsidiaries and affiliates, is engaged in the production of livestock elsewhere, in the sale of the above described supplies and services to other parties, and in the slaughter and processing of hogs. Farmland may have conflicting interests in the provision of such services to Alliance in light of its other business activities. Similarly, Yuma Cooperative also may have conflicting interests in the provision of goods and services to Alliance.

     ATTRACTION AND RETENTION OF EMPLOYEES. Alliance is dependent on members of its management and facilities operations personnel, the loss of whose services might adversely affect the achievement and success of its planned expansion activities. In addition, attracting and retaining qualified facilities operations personnel is important to Alliance's success. The inability to acquire and retain the services of such management and facilities operations personnel could have a material adverse effect on Alliance's operations and significantly impact its prospects for success. Although Alliance has contracted with Farmland and others to provide certain managerial, administrative and other services, Alliance can give no assurance that it will be able to attract and retain the personnel it needs on acceptable terms.

     DISTRIBUTIONS AND DIVIDENDS. No dividends will be paid by Alliance on its Common Stock. Alliance, however, intends to make annual patronage distributions of its net margins, if any, to its members on the basis of the quantity or value of business done by Alliance with or for the member-patrons. Such patronage distributions may be paid in cash, written notices of allocation, whether qualified or non-qualified, or a combination thereof, as determined by Alliance's Board of Directors in its sole discretion. Alliance has entered into various loan agreements and other documentation with its existing lender which restrict Alliance's ability to pay patronage distributions in cash.

     GOVERNMENT REGULATION. Alliance is subject to various federal, state and local government regulations, including those restricting certain types of investor-owned livestock production operations and those concerning the environment, occupational safety and health, and zoning. While Alliance attempts to monitor all aspects of its regulatory compliance responsibilities, there can be no assurance that it will satisfy all applicable governmental regulations or obtain all required approvals. Failure to comply with applicable regulations can, among other things, result in fines, suspensions of regulatory approvals, operating restrictions, and criminal prosecution. Changes in or additions to applicable regulations also could adversely affect Alliance and its business.

     ADDITIONAL FACTORS. Additional risk and uncertainties that may affect future results of operations, financial condition or business of Alliance include, but are not limited to: the effect of economic and industry conditions on prices for Alliance's feeder pigs and its cost structure; the ability to keep pace with technological change timely and cost-effectively and to provide better service and remain competitive; adverse publicity, news coverage by the media, or negative reports by industry analysts regarding Alliance or its feeder pigs which may have the effect of reducing the reputation and goodwill of Alliance; the ability to attract and retain capital for growth and operations on competitive terms; and changes in accounting policies and practices.


ITEM 7.  FINANCIAL STATEMENTS.


     The financial statements required by this Item are located at the back of this report on the pages indicated in Item 13.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.


     None.


                                   PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

     The names of the current directors and executive officers of the Company (and all persons nominated or chosen to become such), their ages and present positions and offices with the Company are as follows:

     Name         Age         Position and Offices Held


     Wayne N. Snyder          52        Chairman of the Board, President and
                                           Director

     Scott R. Webster         35        Vice President and Chief Operating
                                           Officer

     Doug Brown               38         Treasurer, Secretary and Director

     Merl Daniel              51         Director

     Gerald D. Johnson        53         Director

     Loren Keppy              35         Director

     Set forth below is a description of the business experience of each director and executive officer of the Company.

     Wayne N. Snyder has served as Chairman of the Board, President and Director of the Company since its formation in May 1994, and has served as General Manager of Yuma LLC, the Company's predecessor, from October 1991 to July 1994. Mr. Snyder has served as Director of Livestock Production for Farmland since 1989. In that capacity, he is responsible for all activities of Farmland's livestock production department. His professional career includes over 20 years of experience with Farmland in a variety of positions, including Regional Manager and Vice President -- Sales.

     Scott R. Webster has served as Vice President and Chief Operating Officer of the Company since July 1995, and has served as a member of the Company's senior management since November 1994. Mr. Webster is Manager of Pork Production for Farmland, where he is responsible for all of Farmland's pork production activities. Prior to joining Farmland in November 1994, Mr. Webster served as Director of Nutrition, Research and Development at Brown's of Carolina since June 1992, where he was involved in developing the company from 8,000 sows to 50,000 sows. He has been involved in pork production activities since 1975 and also was employed by DeKalb Feeds upon the completion of a Master of Science degree from the University of Missouri in 1985 until June 1992.

     Doug Brown has served as Treasurer and as a Director of the Company since its formation in May 1994, and as Secretary of the Company since October 1994. He served as a manager of Yuma LLC from October 1991 to July 1994. Mr. Brown has served as the Vice President and General Manager of Yuma Cooperative since 1990. Prior to that time, Mr. Brown served as the general manager of the Douglas Farmers Cooperative in Douglas, Oklahoma for four years.

     Merl Daniel has served as a Director of the Company since March 1995. Mr. Daniel has been employed by Farmland since 1968, and has served in his present capacity of Vice President and Controller for Farmland since July 1992. From October 1990 to July 1992, he served as Farmland's Director MIS, Operations and Technical Support, in which capacity he managed Farmland's computer operations. Prior to October 1990, Mr. Daniel served Farmland in a variety of other capacities.

     Gerald D. Johnson has served as a Director of the Company since September 1994. Mr. Johnson has been employed by Farmers Cooperative Elevator Company, Plymouth, Nebraska as its General Manager since October 1992. Prior to that date, he served six years as Controller of Farmers Cooperative Business Association, Shelby, Nebraska. For the approximately 32 years prior to assuming such position, he served in a variety of positions with several other cooperative associations.

     Loren Keppy has served as a Director of the Company since June 1996. Mr. Keppy has been self-employed as a farmer since 1984. In this regard, he currently operates a 5,000 head per year hog finishing operation near Durant, Iowa, in addition to farming 470 acres of crops. Mr. Keppy received a Bachelor of Science degree in Industrial Technology from the University of Northern Iowa, and is a member of the River Valley Coop.

     Officers are elected annually by the Board of Directors and serve until their respective successors are duly elected and qualified. The Company's Board of Directors currently consists of five directors: Messrs. Snyder, Brown, Daniel, Johnson and Keppy. The members of the Board of Directors are elected for one year terms expiring at the annual meeting of stockholders or until their respective successors are duly elected and qualified, unless sooner removed or disqualified. The Company's Articles of Incorporation and Bylaws provide that at least a majority of the directors constituting the Board of Directors shall be, and less than a majority of the directors need not be, members or duly authorized representatives of members of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     With respect to any company having a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), Section 16(a) of the Exchange Act requires the directors and executive officers, persons who own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act and certain trusts to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of the Company. During the fiscal year ended August 31, 1996, the Company did not have any class of equity securities registered pursuant to
Section 12 of the Exchange Act. Accordingly, no Section 16(a) filing requirements were applicable to its directors, executive officers, greater than 10% shareholders and reportable trusts during such year with respect to the Company's equity securities.


ITEM 10.  EXECUTIVE COMPENSATION.


EXECUTIVE COMPENSATION

     No compensation has been awarded, earned by or paid to Wayne N. Snyder, the chief executive officer of the Company, by the Company for services rendered to the Company as such during the period from the Company's organization on May 3, 1994 through August 31, 1996. Mr. Snyder is employed by Farmland, which has agreed to provide certain administrative, advisory and consulting services to the Company under the terms of a Swine Production Services Agreement. No executive officer of the Company at August 31, 1996 was awarded, earned or was paid compensation in excess of $100,000 for services rendered to the Company as such during the fiscal year ended August 31, 1996. See "Directors and Executive Officers" under Item 9 and "Certain Relationships and Related Transactions" under Item 12.

DIRECTOR COMPENSATION

     Although the Company's Bylaws provide that directors may be compensated for their services, no compensation has been awarded to, earned by or paid to members of the Company's Board of Directors for service to the Company as such. Each director may be reimbursed for such director's reasonable out-of-pocket expenses incurred in the performance of service to the Company as a director if authorized by the Board of Directors.
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information as of August 31, 1996 regarding the beneficial ownership of Common Stock in Alliance by Farmland, Farmers Cooperative Elevator Company, Yuma Cooperative and Farmers Cooperative Association; the only persons who were the beneficial owners of more than 5% of
the outstanding Common Stock as of such date.   No directors or executive
officers of the Company were the beneficial owners of Alliance Common Stock as of the date of this report. All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholder.

                          AMOUNT AND NATURE OF              PERCENTAGE OF
     NAME                BENEFICIAL OWNERSHIP(1)       SHARES OUTSTANDING(1)


Farmland Industries, Inc. (2)              50                    49.0%
     3315 North Oak Trafficway
     Kansas City, MO 64116

Yuma Farmers Milling and                   12                    11.8%
  Mercantile Cooperative Company (3)
    101 South Detroit
    Yuma, CO 80759

Farmers Cooperative Elevator               13                    12.7%
  Company (4)
     501 East Main Street
     Plymouth, NE  68424

Farmers Cooperative Association (5)          6                    5.9%
     212 North Agora Street
     Marathon, Iowa 50565

(1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 102 shares of Common Stock outstanding.

(2)The voting and disposition of the shares of Common Stock held by Farmland are subject to the discretion of the board of Directors of Farmland. Pursuant to the Company's Articles of Incorporation, Farmland is prohibited from voting shares of Common Stock representing 25% or more of the shares outstanding during any period in which the Company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as the Company's current lender). As of August 31, 1996, the Company had borrowed approximately $13,659,000 from such a lender. See "Description of Business -- Financing" under Item 1 and "Holders" under Item 5.

(3)The voting and disposition of the shares of Common Stock held by Yuma Cooperative are subject to the discretion of the Board of Directors of Yuma Cooperative.

(4)The voting and disposition of the shares of Common Stock held by Farmers Cooperative Elevator Company are subject to the discretion of the Board of Directors of Farmers Cooperative Elevator Company.

(5)The voting and disposition of the shares of Common Stock held by Farmers Cooperative Association are subject to the discretion of the Board of Directors of Farmers Cooperative Association.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


GENERAL

     As of August 31, 1996, Farmland and Yuma Cooperative owned approximately 49.0% and 11.8%, respectively, of the Common Stock of the Company. In connection with the formation of the Company as a Colorado cooperative association on May 3, 1994, one share of the Company's Common Stock was issued to Farmland for the purchase price of $100. On July 13, 1994, the Company acquired the entire equity ownership rights and interests in Yuma LLC, a Colorado limited liability corporation in which Farmland and Yuma Cooperative owned approximately 71.5% and 28.5%, respectively, of the outstanding equity interests. In exchange for their respective equity interests in Yuma LLC, Farmland and Yuma Cooperative were issued 30 shares and 12 shares, respectively, of the Company's Common Stock. Yuma LLC thereupon was dissolved and liquidated and its assets and liabilities were assigned to and assumed by Alliance. Said assets and liabilities have been reflected on the Company's balance sheet at Yuma LLC's book value, which consisted of $3,027,091 and $80,291 in total assets and liabilities, respectively, at July 8, 1994. The Company has entered into various contractual arrangements with both Farmland and Yuma Cooperative for the provision of specific goods and services. All future transactions between the Company and its officers, directors, employees and affiliates, including Farmland and Yuma Cooperative, will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. All such transactions will be subject to the approval of a majority of the independent outside members of the Board of Directors who do not have an interest in the transactions. See Item 11.

FARMLAND
     Farmland is a Kansas cooperative association engaged in regional farm supply and marketing operations, including the processing and marketing of pork and beef. Farmland's livestock production department is directly engaged in the production of feeder pigs and finished hogs through contractual arrangements with independent producers, the ownership of pig production operations in joint venture with both agricultural cooperatives and independent producers, as well as other activities including the operation of feeder pig brokerage services. Wayne N. Snyder, Scott R. Webster and Merl Daniel each are employed by Farmland and presently serve as directors or executive officers of the Company.

     Farmland, through its various business divisions and interests, is engaged in providing to competitors of the Company certain goods and services, including the supply of feed and other inputs, breeding stock and administrative services, among others, which are comparable to those being provided by Farmland to the Company. Moreover, Farmland also is directly engaged in the production of hogs through the direct ownership of animals and facilities, through contractual arrangements with other producers, and through joint venture arrangements established with other parties. Because of Farmland's various activities, there may arise conflicts of interest between Farmland and the Company. The Company anticipates that Farmland may continue to engage and invest in activities and businesses other than those of Alliance. Thus, Farmland may have conflicts of interest in allocating its resources and management time, services and functions among the Company and such other activities. Similarly, with respect to the employees of Farmland serving as officers or directors of the Company, Farmland's other business interests may result in competition for their time, services and functions.

     Swine Production Consulting and Services Agreement. The Company has entered into various contractual arrangements with Farmland for the provision of specific goods and services. Under the terms of a Swine Production Services Agreement with the Company, Farmland, acting as independent contractor, has agreed to provide certain administrative, advisory and consulting services to the Company, including the following: performing various ministerial services, including data entry of transactions for accounting purposes and computer generation of financial and operational reports and checks; compilation of the production records with respect to each feeder pig production facility; logistical backup and coordination, including facilitating the acquisition, servicing, transportation and sale of genetic stock, breeding stock and feeder pigs; facilitating the purchase of inputs for the Company; assistance in sourcing feed ingredients, animal health products and veterinarian services; assistance in arranging financing; assistance in selection of suitable sites for the Company's facilities; assistance in obtaining appropriate permits for the construction and operation of facilities for the Company; assistance in the recruitment, selection and training of general managers for the Company; and advice and consultation with respect to management practices, feed formulations and other aspects of the Company.

     Farmland has agreed to assist the Company in acquiring the necessary management and labor to adequately staff and operate the Company's feeder pig production facilities. The Company will cause the new feeder pig production facilities to be constructed, provide initial and replacement breeding stock purchased from Farmland or other sources which, under normal circumstances, will be sufficient to keep the facilities in full production and provide adequate record keeping to allow Farmland to provide the accounting and reporting functions required of it under the Swine Production Services Agreement.
Finally, the Company will grant Farmland reasonable access to the facilities, in accordance with good bio-security practices, to allow Farmland to provide its required services. Farmland will be paid one dollar ($1.00) for each feeder pig sold by the Company as partial compensation for Farmland's duties under the agreement. Such amount is subject to adjustment annually commensurate with, and based upon, changes in the Consumer Price Index. For the year ended August 31, 1996, the Company paid Farmland a total of $151,905 for its provision of administrative, advisory and consulting services pursuant to the Swine Production Services Agreement. Farmland also may provide a significant portion of the feed ingredients, nutritional supplements and animal health supplies required by the Company at Farmland's customary rates. For the year ended August 31, 1996, the Company purchased $303,963 of feed ingredients, nutritional supplements and animal health supplies from Farmland.

     Farmland will purchase from the Company gilts produced by the Company for purposes of finishing for use as breeding stock by the Company, subject to available finishing capacity of Farmland. Upon completion of such finishing, Farmland will resell to the Company all such gilts that survive finishing by Farmland. The purchase price to be paid by Farmland to the Company for gilts will be based on the purchase price specified in the Feeder Pig Purchase Agreement between Farmland and the Company or, if no such agreement is then in effect, the purchase price specified in the most recent effective Feeder Pig Purchase Agreement between Farmland and the Company. The purchase price to be paid by the Company to Farmland for finished gilts will be based upon the prevailing market price of hogs at the time of purchase, plus any royalty fees payable by Farmland and a handling fee of $10.00 per gilt. For the year ended August 31, 1996, the Company purchased finished gilts from Farmland at an aggregate price of $872,979.

     It is anticipated that Farmland may provide hybrid gilts from additional multiplier facilities to meet a portion of the Company's initial stocking and ongoing requirements for breeding stock with respect to each feeder pig production facility in existence, under development or proposed. The actual number of replacement gilts purchased from Farmland will be affected by the Company's requirements and the availability of animals from Farmland's facilities. The purchase price of replacement hybrid breeding stock is to be based upon the prevailing market price of breeding stock at the time of purchase.

     In the Swine Production Services Agreement, the Company has granted Farmland an option during the term of the Agreement (and in no event less than the five-year period ending July 13, 1999) to purchase (a) excess feeder pigs produced by the Company at the price per pig equal to the average price per pig paid by stockholders under Feeder Pig Purchase Agreements for the then immediately preceding month, and (b) feeder pigs that a stockholder has failed to purchase under such stockholder's Feeder Pig Purchase Agreement at the price per pig determined pursuant to such Feeder Pig Purchase Agreement. The Company also has granted Farmland an option to purchase any shares of Common Stock reacquired by the Company.

     Feeder Pig Purchase Agreement. As a member of the Company, Farmland has contracted with the Company to purchase a share of the feeder pigs to be produced by the Company under the same terms required of the Company's other members, except that during the period commencing on July 13, 1994 and ending on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members, the price paid by Farmland for feeder pigs was based only on the Company's operating cost per pig; provided, however, that such price was increased by $4.50 per feeder pig after July 13, 1995. Commencing on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members (other than Farmland and Yuma Cooperative), the price paid by Farmland for feeder pigs is and will be under terms comparable to those applicable to the Company's members pursuant to the Feeder Pig Purchase Agreements. For the year ended August 31, 1996, Farmland purchased feeder pigs from the Company (including Yuma Cooperative's share of feeder pigs produced by the Company) at an aggregate price of $5,035,160. Finally, the Company has agreed to provide Farmland the first opportunity to purchase any feeder pigs produced by the Company in excess of the Company's supply commitments to other members or that other members have failed to purchase during the term of the Swine Production Services Agreement (and in no event less than the five-year period ending July 13, 1999). See "Description of Business -- Feeder Pig Purchase Agreement" under Item 1.

     Real Estate Loans. Between September and December 1995, the Company purchased approximately 1,000 acres of real property in Yuma County, Colorado, upon which the Company has developed one 2,450-sow production facility and holds the remaining acreage for the development of additional production facilities (the "Additional Colorado Property"). The acquisition cost of this Additional Colorado Property was approximately $760,000. The Company obtained funding for the purchase of the Additional Colorado Property from the proceeds of a loan obtained from Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for the amortization of the loan over a ten-year period, at a variable rate equal to CoBank's prime rate. As of August 31, 1996, CoBank's prime rate was 8.25%. The payment schedule of the promissory note requires that the Company make interest-only payments for the life of the loan, with a final balloon payment of the principal at the expiration of the ten-year term. To secure the obligations of the promissory note, the Company has agreed to execute a deed of trust in favor of Farmland covering all of the Additional Colorado Property, which deed of trust is second in priority to that of CoBank with respect to the 2,450-sow production facility constructed thereon. See "Description of Property" under Item 2.

     In November 1996, the Company exercised its rights under an option contract to acquire an approximately 90 acre tract of real property in Wayne County, Illinois, including 45 acres (the A45 Acre Tract@) on which the Company intends to develop a second Illinois sow production facility. The Company obtained funding for the purchase of the 45 Acre Tract from the proceeds of a loan provided by Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. The payment schedule for the Farmland loan would require the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the earlier of (i) the Company's next issuance and sale of a minimum block of 17 shares of Common Stock, and (ii) the expiration of ten years. It is anticipated that Alliance's obligation to Farmland under this note will be secured by a mortgage on the 45 Acre Tract. See "Description of Property" under Item 2.

     Pig Producers I, L.P. Farmland holds a 12.5% interest in Pig Producers I, L.P. ("Pig Producers"), a limited partnership engaged in the production of feeder pigs from a 2,450-sow feeder pig production facility located in Yuma County, Colorado. The Company has assigned 14 employees of its employees to perform various facilities operation services for Pig Producers. Pig Producers reimburses the Company for all wages, benefits and other costs attributable to these 14 Alliance employees. From time to time, the Company and Pig Producers also engage in various commercial transactions related to the sale of genetic stock, breeding stock, feed ingredients and animal health supplies.

YUMA COOPERATIVE

     Yuma Cooperative is a Colorado cooperative association engaged in farm supply and grain marketing activities. Doug Brown is Vice President and General Manager of Yuma Cooperative and serves as a director and executive officer of the Company.

     Yuma Cooperative is engaged in providing to competitors of the Company and other users certain goods and services, including the supply of feed and animal health products, which are comparable to those provided by Yuma Cooperative to the Company. Because of its other business activities, conflicts of interest may arise between Yuma Cooperative and the Company. With respect to the employees of Yuma Cooperative serving as officers or directors of the Company, Yuma Cooperative's other business interests may result in competition for their time, services and functions.

     Feed Purchase Agreement. The Company has entered into a Feed Purchase Agreement with Yuma Cooperative respecting the supply of manufactured feed and animal health products. In this capacity, Yuma Cooperative has agreed to purchase feed-grains and feed additives for the production of feed which, together with animal health products, will be sold to the Company. In exchange for providing these goods and services, Yuma Cooperative is entitled to compensation based upon a fixed charge for the grinding, mixing, and delivery of feed ($14 per ton as of November 1, 1996), in addition to the actual delivered
cost of the feed ingredients.   Feed rations which are pelleted are subject to a
surcharge ($7 per ton as of November 1, 1996). Both the fixed charge and the surcharge are subject to annual increases in November of each year corresponding to any increases in the Consumer Price Index -- Retail Items. Corn provided by Yuma Cooperative for use in feed generally is sold to the Company at delivered cost plus, in the absence of available Company grain storage facilities, a $.10 per bushel handling fee. The Company has the right under the Feed Purchase Agreement, in its sole discretion, to purchase and provide its own corn for feed manufacturing. For the year ended August 31, 1996, the Company purchased $3,423,773 of feed from Yuma Cooperative. See "Description of Business -- Purchase of Feed and Other Inputs" under Item 1.

     Feeder Pig Purchase Agreement. As a member of the Company, Yuma Cooperative has contracted with the Company to purchase a share of the feeder pigs to be produced by the Company under the same terms required of the Company's other members, except that during the period commencing on July 13, 1994 and ending on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members, the price paid by Yuma Cooperative for feeder pigs was based only on the Company's operating cost per pig; provided, however, that such price was increased by $4.50 per feeder pig after July 13, 1995. Commencing on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members (other than Farmland and Yuma Cooperative), the price paid by Yuma Cooperative for feeder pigs is and will be under terms comparable to those applicable to the Company's members pursuant to the Feeder Pig Purchase Agreements. For the year ended August 31, 1996, Yuma Cooperative's share of feeder pigs produced by the Company was purchased from the Company by Farmland. See "Certain Relationships and Related Transactions -- Farmland" and "Description of Business -- Feeder Pig Purchase Agreement" under Item 1.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


     (A)  EXHIBITS:

     1. The following financial statements of the Company and reports of the Company's independent auditors appear on the pages indicated in this report.

                                                               Page


Independent Auditors' Report                                     38

Balance Sheets as of August 31, 1996 and 1995                    39

Statements of Operations for the years ended
August 31, 1996 and 1995                                         40

Statements of Shareholders' Equity for the years
ended August 31, 1996 and 1995                                   41

Statements of Cash Flows for the years ended
August 31, 1996 and 1995                                         42

Notes to Financial Statements                                    43

     2.   The following exhibits are filed as part of this report:


Exhibit
   No.                                  Description


3.1 Articles of Incorporation (filed on November 7, 1994 as Exhibit 3.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

3.1.1 Articles of Amendment (filed on November 7, 1994 as Exhibit 3.1.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

3.1.2 Articles of Amendment (filed on January 10, 1996 as Exhibit 3.1.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

3.2 Amended and Restated Bylaws (filed on November 7, 1994 as Exhibit 3.2 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

3.2.1   Amendments to Amended and Restated Bylaws (filed on November 7, 1994 as
    Exhibit 3.2.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

3.2.2   Amendment to Amended and Restated Bylaws (filed on January 23, 1995 as
    Exhibit 3.2.2 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.1 Articles of Incorporation (filed on November 7, 1994 as Exhibit 3.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.1.1 Articles of Amendment (filed on November 7, 1994 as Exhibit 3.1.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.1.2 Articles of Amendment (filed on January 10, 1996 as Exhibit 3.1.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.2 Amended and Restated Bylaws (filed on November 7, 1994 as Exhibit 3.2 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.2.1   Amendments to Amended and Restated Bylaws (filed on November 7, 1994 as
    Exhibit 3.2.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.2.2   Amendment to Amended and Restated Bylaws (filed on January 23, 1995 as
    Exhibit 3.2.2 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.3 Specimen Form of Certificate Representing Membership in the Company and the Common Stock (filed on November 7, 1994 as Exhibit 4.3 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.4 Loan Agreement, dated as of September 21, 1994, between National Bank for Cooperatives and the Registrant (filed on November 7, 1994 as Exhibit 10.6 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.4.1 Term Loan Amendment, dated as of May 19, 1995, between CoBank, ACB (formerly National Bank for Cooperatives) and the Registrant (filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.6.1 and incorporated herein by reference).

4.5 The Registrant's Promissory Note, dated September 21, 1994, to National Bank for Cooperatives (filed on November 7, 1994 as Exhibit 10.7 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.6 Security Agreement, dated September 21, 1994, made by the Registrant to National Bank for Cooperatives (filed on November 7, 1994 as Exhibit 10.8 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.7 Correction Deed of Trust, dated November 4, 1994, between the Public Trustee of the County of Yuma, State of Colorado and the Registrant (filed on January 23, 1995 as Exhibit 10.9 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.8 Master Loan Agreement, dated as of May 19, 1995, between CoBank, ACB and the Registrant (filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.11 and incorporated herein by reference).

4.9 Multiple Advance Term Loan Supplement, dated as of May 19, 1995, between CoBank, ACB and the Registrant (filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.12 and incorporated herein by reference).

4.10Revolving Term Loan Supplement, dated as of May 19, 1995, between CoBank,
    ACB and the Registrant (filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.13 and incorporated herein by reference).
10.1Form of Feeder Pig Purchase Agreement (filed on January 23, 1995 as Exhibit
    10.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.2Swine Production Services Agreement, dated July 13, 1994, between Farmland
    Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit
    10.2 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.2.1 First Amendment to Swine Production Services Agreement, dated as of July 26, 1996, between Farmland Industries, Inc. and the Company.

10.3Feed Purchase Agreement, dated July 13, 1994, between the Yuma Farmers
    Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit 10.3 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.4Interim Feeder Pig Purchase Agreement, dated July 13, 1994, between
    Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as
    Exhibit 10.4 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.4.1 First Amendment to Interim Feeder Pig Purchase Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit 10.4.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.5Interim Feeder Pig Purchase Agreement, dated July 13, 1994, between the
    Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit 10.5 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.5.1 First Amendment to Interim Feeder Pig Purchase Agreement, dated July 13, 1994, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit
    10.5.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.6Loan Agreement, dated as of September 21, 1994, between National Bank for
    Cooperatives and the Registrant (filed on November 7, 1994 as Exhibit 10.6 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.6.1 Term Loan Amendment, dated as of May 19, 1995, between CoBank, ACB (formerly National Bank for Cooperatives) and the Registrant (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.6.1 and incorporated herein by reference).

10.7The Registrant's Promissory Note, dated September 21, 1994, to National
    Bank for Cooperatives (filed on November 7, 1994 as Exhibit 10.7 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.8Security Agreement, dated September 21, 1994, made by the Registrant to
    National Bank for Cooperatives (filed on November 7, 1994 as Exhibit 10.8 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.9Correction Deed of Trust, dated November 4, 1994, between the Public
    Trustee of the County of Yuma, State of Colorado and the Registrant (filed on January 23, 1995 as Exhibit 10.9 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.10 Effluent Agreement, dated September 15, 1994, between RMR Ranch, Inc., and the Registrant (filed on November 7, 1994 as Exhibit 10.13 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.11 Master Loan Agreement, dated as of May 19, 1995, between CoBank, ACB and the Registrant (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.11 and incorporated herein by reference).

10.12 Multiple Advance Term Loan Supplement, dated as of May 19, 1995, between CoBank, ACB and the Registrant (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit
    10.12 and incorporated herein by reference).

10.13 Revolving Term Loan Supplement, dated as of May 19, 1995, between CoBank, ACB and the Registrant (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.13 and incorporated herein by reference).

10.14 Master Construction Agreement, dated September 18, 1995, between the Registrant and Central Confinement Service, Ltd. (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.15 and incorporated herein by reference).

10.15   The Registrant's Promissory Note, dated August 30, 1995, to Farmland
  Industries, Inc. (filed with the    Registrant's Annual Report on Form 10-KSB
  for the fiscal year ended August 31, 1995 as Exhibit 10.16 and incorporated herein by reference).

27  Financial Data Schedule

No management contracts or compensatory plans or arrangements required to be identified by Item 13(a) are included among the exhibits filed as part of this report.

     (B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.



                         Independent Auditors' Report



The Board of Directors
Alliance Farms Cooperative Association:

We have audited the accompanying balance sheets of Alliance Farms Cooperative Association as of August 31, 1996 and 1995 and the related statements of operations, shareholders= equity and cash flows for the years then ended. These financial statements are the responsibility of the Association=s management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Farms Cooperative Association as of August 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Kansas City, Missouri                             KPMG Peat Marwick, LLP
October 23, 1996




               ALLIANCE FARMS COOPERATIVE ASSOCIATION
                           BALANCE SHEETS
                      August 31, 1996 and 1995

                                                              August 31, 1996              August 31, 1995

ASSETS
Current Assets:
   Cash and cash equivalents                                  $               0                   $1,477,213
   Receivables                                                           72,448                       31,887
   Inventory  (Note 4)                                                2,435,477                    1,069,144
   Other current assets                                                  48,273                       19,274

       Total current assets                                           2,556,198                    2,597,518

   Property, plant and equipment, at cost (Note 5)                   16,491,601                   10,345,236
   Less accumulated depreciation                                      1,333,291                      705,989

                                                                     15,158,310                    9,639,247


   Breeding stock                                                     3,928,215                    2,877,957
   Less accumulated depreciation                                      1,013,872                      708,363

                                                                      2,914,343                    2,169,594
   Other assets, net of $51,568 and $29,462
     accumulated amortization                                           216,762                      165,581

                                                                    $20,845,613                  $14,571,940



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                                       575,749                            0
   Current maturities of long-term debt (Note 6)                        870,000                      580,000
   Accounts payable (Note 3)                                            526,193                      672,957
   Accrued rebates (Note 2)                                             670,167                       41,139
   Accrued expenses                                                     171,791                       65,151

     Total current liabilities                                        2,813,900                    1,359,247

Long-term debt (Note 6)                                              13,425,424                    8,585,000

Shareholders' equity
   Common stock of $.01 par value;  authorized
     10,000 shares, issued and outstanding 102 shares
     (85 shares at August 31, 1995)                                           1                            1
   Additional paid-in capital                                         7,487,653                    6,165,970
   Accumulated deficit                                              (2,881,365)                  (1,538,278)

      Total shareholders' equity                                      4,606,289                    4,627,693
     Commitments (Note 7)

                                                                    $20,845,613                  $14,571,940


See accompanying notes to financial statements



             ALLIANCE FARMS COOPERATIVE ASSOCIATION
                    STATEMENTS OF OPERATIONS

           For the years ended August 31, 1996 and 1995
                                                                      1996                       1995


Net sales  (Note 2)                                                $7,037,927                 $1,554,113
Cost of goods sold                                                  6,422,838                  1,836,388


     Gross margin/(loss)                                              615,089                  (282,275)

Expenses related to start-up
  of new production facilities                                        426,926                    754,756
Administrative expenses                                               369,787                    101,927
Loss on sale of breeding stock                                        226,738                    112,797


Operating loss                                                     ($408,362)               ($1,251,755)

Other income (expense):
   Interest expense                                               (1,001,329)                  (289,082)
   Other                                                               66,604                     27,509

                                                                    (934,725)                  (261,573)




Net loss                                                         ($1,343,087)               ($1,513,328)



                  See accompanying notes to financial statements




                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY


        For the years ended August 31, 1996 and August 31, 1995

                                                          Additional                                     Total
                                        Common              paid-in              Accumulated         Shareholders'
                                         stock              capital                deficit              equity

Balance at August 31, 1994                $1                  4,885,559               (24,950)            $4,860,610

Sale of 17 shares of common
stock - $.01 par per share,
net of $82,356 offering costs             ---                 1,280,411              ---                   1,280,411


Net loss                                  ---                 ---                  (1,513,328)            (1,513,328)


Balance at August 31, 1995                $1                  6,165,970            (1,538,278)            $4,627,693

Sale of 17 shares of common
stock - $.01 par per share,
net of $38,317 offering costs             ---                 1,321,683              ---                   1,321,683



Net loss                                  ---                 ---                  (1,343,087)            (1,343,087)
Balance at August 31, 1996                $1                  7,487,653            (2,881,365)            $4,606,289




See accompanying notes to financial statements




                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                       STATEMENTS OF CASH FLOWS

             For the years ended August 31, 1996 and 1995
                                                                          1996                        1995

Cash flow from operating activities:
   Net loss                                                            $(1,343,087)                $(1,513,328)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
        Provision for depreciation and amortization                       1,721,482                     862,206
        Loss on sale of breeding stock                                      226,738                     112,797
   Changes in assets and liabilities:
        Receivables                                                        (40,561)                       1,185
        Inventory                                                       (1,366,333)                   (791,628)
        Other current assets                                               (28,999)                       5,624
        Other assets                                                       (38,593)                    (39,165)
        Accounts payable                                                  (146,764)                     245,943
        Accrued rebates                                                     629,028                      41,139
        Accrued expenses                                                    106,640                      29,941

            Net cash used in operating activities                         (280,449)                 (1,045,286)

Cash flows from investing activities:
   Capital expenditures                                                 (8,808,888)                (10,044,382)
   Proceeds from sale of breeding stock                                     626,268                      88,051

          Net cash used in investing activities                         (8,182,620)                 (9,956,331)


Cash flows from financing activities
   Proceeds from issuance of long term debt                               3,798,000                   9,165,000
   Net increase in revolving term credit                                  1,276,000                         ---
   Payment on long term debt                                              (580,000)                         ---
   Increase in note payable to Farmland                                     636,424                         ---
   Issuance of common stock, net of offering costs                        1,321,683                   1,280,411
  Loan origination fees                                                    (42,000)                    (74,180)
  Bank overdraft                                                            575,749                         ---

            Net cash provided by financing activities:                    6,985,856                  10,371,231


            Decrease in cash and cash
                 equivalents                                            (1,477,213)                   (630,386)

Cash and cash equivalents at beginning of period                         $1,477,213                  $2,107,599

Cash and cash equivalents at end of period                                       $0                  $1,477,213



Supplemental schedule of cash paid for interest                            $989,334                    $228,977


See accompanying notes to financial statements









Alliance Farms Cooperative Association

Notes to Financial Statements



1.   Description of the Business and Summary of Significant Accounting Policies


     Alliance Farms Cooperative Association (Alliance) is a cooperative association engaged in the production of feeder pigs for sale to its members. As of August 31, 1996 Alliance owned and was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado and a comparable facility was being developed in Wayne County, Illinois.

     ( a )     Inventory


     Inventories are stated at the lower of cost or market. Cost has been determined by the average cost method for feeder pigs.

     Inventoriable costs are costs incurred in producing feeder pigs at the feeder pig production facility from the time of gestation through sale of the feeder pig. Such costs include feed, care and a proportionate share of the depreciation of the breeding stock and facilities. Market value used for purposes of computing lower of cost or market approximates the ultimate sale price of feeder pigs which is determined contractually between Alliance Farms and its members/patrons.

     ( b )     Property, Plant and Equipment


     Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally from three to twenty years. Major repairs that extend the life of an asset are capitalized. Normal repair and maintenance costs are expensed.

     Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121") is effective for fiscal years beginning after December 15, 1995 (Alliance=s 1997 fiscal year). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management expects the adoption of Statement 121 will not have a significant impact on Alliance=s financial statements.

     ( c )     Breeding Stock


     Breeding stock is stated at cost. Depreciation on breeding stock is calculated on the straight-line method over the estimated breeding life of the animals, three years.

     ( d )     Cash and Cash Equivalents
     Cash and cash equivalents in the accompanying statement of cash flows include cash on hand and short-term investments with original maturities of less than ninety days.

     ( e )     Other Assets


     Other assets consist of organizational costs which are amortized over five years and loan origination fees which are amortized over the term of the loan, 12 years.


     ( f )     Sales


     Alliance Farms recognizes sales at the time pigs are shipped.

     ( g )     Income Taxes


     Alliance Farms is subject to income taxes on all income not distributed to patrons as patronage refunds. Deferred income taxes have not been provided, because all sales were to members for the periods ended August 31, 1996, 1995 and 1994 and all future sales are anticipated to be to members.

     ( h )     Use of Estimates


     Management of Alliance has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.   Sales


     Alliance has sold 100% of its feeder pigs to its members for the fiscal year ended August 31, 1996 and 1995 at a contractual price which is based on Alliance=s operating costs (which are based on a twelve month rolling average), debt service and, after July 13, 1995, an additional $4.50 per pig and at a contractual price which was based on Alliance=s operating costs (which were based on a twelve month rolling average) for the first nine months of the fiscal year ended August 31, 1995.

     Alliance=s sales for the fiscal years ended August 31, 1996 and 1995 have been reduced by the accrual of a rebate of $670,167 and $41,139, respectively. The 1996 accrual is intended to be paid to its members after the end of the fiscal year.

     Because the contractual price for the sale of a feeder pig is determined based upon, among other things, a twelve month historical rolling average for operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder pigs during periods of rising costs.

     Alliance=s average net sales price and the average industry market price were as follows:

                                        Fiscal Year Ended
                                            August 31
                                         1996          1995


          Average Net Sales Price       48.12          33.16
          Average Industry Market*      41.15          32.17

     *As published by Spark=s Companies, Inc. (from the USDA=s Market News Service)

3.   Transactions with Farmland and Yuma Cooperative


     As of August 31, 1996 and 1995, Farmland Industries, Inc. (Farmland) owned approximately 49% and 47.1%, respectively, of the Common Stock of Alliance, and Yuma Farmers= Milling and Mercantile Cooperative (Yuma Cooperative) owned approximately 11.8% and 14.1%, respectively, of the Common Stock of Alliance.

     Alliance purchased feed from Yuma Cooperative and animal health supplies and breeding stock from Farmland based on market prices.Yuma Cooperative and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma Cooperative. Such purchases and sales were as follows:

                                           Fiscal Year Ended
                                              August 31
                                          1996        1995

     Feed Purchases                     $3,423,773     $1,068,014
     Animal Health Purchases               303,963         71,438
     Breeding Stock                        872,979        189,253
     Feeder Pig Sales                    5,035,160      1,467,069


     Farmland provides the Company with an administrative office in Yuma, Colorado at no cost to the Company. Farmland also performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement. The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994. Amounts paid by Alliance to Farmland under such agreement were as follows:

                                  Fiscal Year Ended
                                       August 31
                                   1996           1995

             Management Fee      $151,905       $47,045


     Alliance owed $38,650 and $137,722 at August 31, 1996 and $66,597 and $32,882 at August 31, 1995 to Farmland and Yuma Cooperative respectively, for goods and services. Alliance is also obligated to Farmland in the amount of $636,424 at August 31, 1996 pursuant to a $760,000 promissory note. See note 6.

4.   Inventory


     Major components of inventories as of August 31, 1996 and August 31, 1995 are as follows:

                         August 31            August 31
                           1996                 1995

     Feeder Pigs         $2,265,056          $  993,554
     Other                  170,421              75,590
                         $2,435,477          $1,069,144





5.   Property, Plant and Equipment


     Property, plant and equipment at August 31, 1996 and 1995 consisted of the following:
                                  1996            1995

     Land                   $ 1,717,079       $ 261,340
     Buildings               13,129,134       7,599,070
     Site Improvements        1,019,936         422,458
     Machinery and equipment    254,316         123,034
     Mobile equipment            27,346          ---
     Furniture and office
         equipment               21,694          11,139
     Construction in progress   322,096       1,928,195

                            $16,491,601     $10,345,236





6.   Long-Term Debt


     Long term debt at August 31, 1996 and 1995 consisted of the following:

                                    1996                1995

     CoBank Term Loan            $11,518,000      $8,300,000
     CoBank Revolving Term Credit  2,141,000         865,000
     Note Payable to Farmland        636,424         ----

                                  14,295,424        9,165,000



     Less Current Maturities         870,000           580,000

                                 $13,425,424        $8,585,000




     On May 19, 1995, Alliance entered into a $23,600,000 secured credit facility with CoBank. This agreement provides for $18,850,000 of term loans and $4,750,000 of revolving term credit. Proceeds from the term loans are used for construction of feeder pig production facilities and are advanced by CoBank as Alliance incurs construction costs. Proceeds from revolving term credit may be used for working capital and other purposes. The unused commitments expire February 28, 1997 for the term loans and June 20, 2006 for the revolving term credit. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank=s national variable rate, plus 1.25% (9.5% at August 31, 1996). Alliance capitalized $38,181 and $60,105 of interest on construction for the fiscal years ended August 31, 1996 and 1995 respectively.

     At August 31, 1996, no additional term loans were immediately available, $422,000 of term loans will be made available by CoBank upon final acceptance of the feeder pig production facilities and $779,000 of revolving term credit was immediately available.

     Additional amounts available of term loans of $6,330,000 and revolving term credit of $1,830,000 are restricted and available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of common stock sold).

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,350,000 of shareholder=s equity,
     (ii) maintaining modified working capital (calculated as current assets, plus the available revolving term credit, minus current liabilities excluding the current portion of term debt payments) of at least $406,000,
     (iii) restrictions on the incurrence of additional indebtedness, and (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of August 31, 1996 Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank=s target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of August 31, 1996, substantially all assets of Alliance were pledged to CoBank.

     At August 31, 1996, $636,424 had been borrowed from Farmland pursuant to a $760,000 loan agreement. The loan agreement with Farmland provides for interest at CoBank=s prime rate and requires repayment in 2005.

     Long-term debt as of August 31, 1996 matures during the fiscal years ending August 31 in the following amounts:


                         1997 $       870,000
                         1998       1,262,700
                         1999       1,318,800
                         2000       1,318,800
                         2001       1,318,800
                    Thereafter      8,206,324

                              $    14,295,424




     7.     Commitments


          As of August 31, 1996, Alliance Farms was operating five 2,450 sow feeder pig production units and had an additional unit under construction. At August 31, 1996, commitments for construction of such facilities totaled approximately $655,000. These commitments will be funded through bank borrowings.

     8.   Fair Value of Financial Instruments


          Alliance has financial instruments which are comprised of cash and cash equivalents, receivables, and long-term debt. The fair value of receivables and long-term debt are estimated using current interest rates for similar instruments. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments. SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

          No annual report to security holders covering the fiscal year ended August 31, 1996 or proxy statement, form of proxy or other proxy soliciting material has been sent by the Registrant to security holders. The Registrant anticipates that an annual report will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB. The Registrant undertakes to furnish copies of such annual report to the Commission when it is sent to security holders.

                                  SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ALLIANCE FARMS COOPERATIVE ASSOCIATION



                                   By:   /s/  Wayne N. Snyder

                                        Wayne N. Snyder, President

Dated:  November  27, 1996

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                         Date



/s/ Wayne N. Snyder                                    November 27, 1996

Wayne N. Snyder
Chairman of the Board, President and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)


 /s/ Doug Brown                                        November 27, 1996
Doug Brown
Treasurer, Secretary and Director


 /s/ Merl Daniel                                       November 27, 1996

Merl Daniel
Director


 /s/ Gerald D. Johnson                                 November 27, 1996

Gerald D. Johnson
Director


 /s/ Loren Keppy                                       November 27, 1996

Loren Keppy
Director