Form 10QSB
period 1996-11-30
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1997-01-14
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                      Commission File
November 30, 1996                                    Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At January 14, 1997, there were 102 shares of the issuers common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]


                  ALLIANCE FARMS COOPERATIVE ASSOCIATION
                         CONDENSED BALANCE SHEETS
                                   UNAUDITED

                                                     November 30, 1996             August 31, 1996

ASSETS
Current Assets:
   Receivables                                                39,716                    72,448
   Inventory  (Note 4)                                     2,732,388                 2,435,477
   Other current assets                                       59,212                    48,273

       Total current assets                                2,831,316                 2,556,198

   Property, plant and equipment, at cost                 17,470,553                16,491,601
   Less accumulated depreciation                           1,533,862                 1,333,291

                                                          15,936,691                15,158,310


   Breeding stock                                          3,771,354                 3,928,215
   Less accumulated depreciation                           1,193,026                 1,013,872

                                                           2,578,327                 2,914,343
   Other assets, net of $59,035 and $51,568
     accumulated amortization                                209,295                   216,762

                                                         $21,555,629               $20,845,613



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                            416,431                   575,749
   Current maturities of long-term debt (Note 5)             926,100                   870,000
   Accounts payable (Note 3)                                 795,316                   526,193
   Accrued Rebates (Note 2)                                  670,167                   670,167
   Accrued expenses                                          246,364                   171,791

     Total current liabilities                             3,054,378                 2,813,900

Long-term debt (Note 5)                                   13,779,824                13,425,424

Shareholders' equity
   Common stock of $.01 par value;  authorized
     10,000 shares, issued and outstanding 102 shares              1                         1
   Additional paid-in capital                              7,487,653                 7,487,653
   Accumulated deficit                                    (2,766,227)               (2,881,365)

      Total shareholders' equity                           4,721,427                 4,606,289

     Commitments (Note 6)

                                                         $21,555,629               $20,845,613

          See accompanying notes to condensed financial statements



                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                  CONDENSED STATEMENTS OF OPERATIONS

                                        UNAUDITED


                                                          Three Month Periods Ended
                                                                November 30
                                                   1996                          1995

Net sales  (Note 2)                            $3,203,015                    $1,427,713
Cost of goods sold                              2,579,463                     1,577,752


     Gross income (loss)                          623,552                      (150,039)

Expenses related to start-up
  of new production facilities                     75,668                           ---
Administrative expenses                            92,969                        73,667
Loss on sale of breeding stock                     59,658                        74,391


Operating income (loss)                          $395,258                     ($298,097)

Other income (expense):
   Interest expense                              (322,652)                     (216,576)
   Other (Note 3)                                  42,532                         2,165

                                                 (280,120)                     (214,411)

Net income (loss)                                $115,138                     ($512,508)

          See accompanying notes to condensed financial statements



                 ALLIANCE FARMS COOPERATIVE ASSOCIATION
                        STATEMENTS OF CASH FLOWS

                                          UNAUDITED
                                                                                Three Month Periods Ended
                                                                                       November 30
                                                                                  1996                       1995

Cash flow from operating activities:
   Net income (loss)                                                            115,138                    (512,508)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
        Provision for depreciation and amortization                             529,554                     379,329
        Loss on sale of breeding stock                                           59,658                      74,391
   Changes in assets and liabilities:
        Receivables                                                              32,732                     (19,042)
        Inventory                                                              (296,911)                      8,510
        Other current assets                                                    (10,939)                        316
        Other assets                                                                ---                      22,842
        Accounts payable                                                        269,123                     (25,044)
        Accrued expenses                                                         74,573                      28,340

            Net cash provided by (used in)                                      772,927                     (42,866)

               operating activities

Cash flows from investing activities:
   Capital expenditures                                                      (1,156,805)                 (2,042,332)
   Proceeds from sale of breeding stock                                         132,695                      85,277

          Net cash used in investing activities                              (1,024,110)                 (1,957,055)


Cash flows from financing activities
   Increase (decrease) in revolving term credit                                 448,000                    (865,000)
   Payment on long term debt                                                   (217,500)                         ---
   Increase in note payable to Farmland                                         180,000                     347,621
   Issuance of common shares, net of offering cost                                  ---                   1,324,461
   Loan origination fees                                                            ---                     (36,000)
   Decrease in bank overdraft                                                  (159,317)                         ---

            Net cash provided by financing activities:                          251,183                     771,082

            Decrease in cash and cash equivalents                                   ---                  (1,228,839)

Cash and cash equivalents at beginning of period                                    ---                   1,477,213
Cash and cash equivalents at end of period                                          ---                     248,373


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

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes in Alliance's August 31, 1996 Annual Report on Form 10-KSB.

2.   Sales

     Alliance has sold 100% of its feeder pigs to its members for the three month periods ended November 30, 1996 and 1995 at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig sold.

     Alliance's sales for the three months ended November 30, 1995 were reduced by the accrual of a rebate of $4.50 per head shipped that is intended to be paid to its members during fiscal 1997. Alliance has not accrued this rebate for the three months ended November 30, 1996 as it does not intend to pay a rebate to its members on fiscal 1997 sales.

     Because the contractual price for the sale of a feeder pig is determined based upon, among other things, a twelve month historical rolling average for operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder pigs during periods of rising costs.

     Alliance's average net sales price and the average industry market price were as follows:

                                           Three Months Ended
                                               November 30
                                        1996              1995

      Average Net Sales Price          58.18             42.05
      Average Industry Market*         51.77             37.86

     *As published by Spark's Companies, Inc. (from the USDA's Market News Service)


3.   Transactions with Farmland and Yuma


     Alliance purchased feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Yuma and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma. Such purchases and sales were as follows:

                                          Three Months Ended
                                             November 30
                                         1996               1995

     Feed Purchases                 $  1,112,412       $  586,437
     Animal Health Purchases             211,549           60,200
     Breeding Stock                      143,694          131,513
     Feeder Pig Sales                  2,004,378          973,742

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to the swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                           Three Months Ended
                              November 30
                             1996      1995

       Royalty Income     $ 32,600   $     0

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

                           Three Months Ended
                              November 30
                              1996      1995

     Management Fee        $ 57,616   $35,840

     Alliance owed $98,959 and $143,712 at November 30, 1996 and $36,850 and $137,722 at August 31, 1996 to Farmland and Yuma respectively, for goods and services.


4. Major components of inventories as of November 30, 1996 and August 31, 1996 are as follows:

                             November 30        August 31
                                 1996              1996

      Feeder Pigs............$  2,555,319      $  2,265,056
      Other..................     177,069           170,421

                             $  2,732,388      $  2,435,477




5.   Long-Term Debt


     On May 19, 1995, Alliance entered into a $23,600,000 secured credit facility with CoBank. This agreement provides for $18,850,000 of term loans and $4,750,000 of revolving term credit. Proceeds from the term loans are used for construction of feeder pig production facilities and are advanced by CoBank as Alliance incurs construction costs. Proceeds from revolving term credit may be used for working capital and other purposes. The unused commitments expire February 28, 1997 for the term loans and June 20, 2006 for the revolving term credit. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank's national variable rate, plus 1.25% (9.5% at November 30, 1996).

     Long term debt at November 30, 1996 and August 31, 1996 consisted of the following:

                             November 30        August 31
                                 1996              1996


  CoBank Term Loan ..........$ 11,300,500      $ 11,518,000
  CoBank Revolving
  Term Credit ...............$  2,589,000      $  2,141,000
  Note Payable, Farmland ....$    816,424           636,424

                             $ 14,705,924      $ 14,295,424

  Less Current Maturities ...$    926,100      $    870,000

                             $ 13,779,824      $ 13,425,424



     At November 30, 1996, no additional term loans were immediately available, an additional $211,000 of term loans became available on December 16, 1996, another $211,000 of term loans will be available upon acceptance by CoBank of a feeder pig production facility and $331,000 of revolving term credit was immediately available.

     Additional amounts of term loans of $6,330,000 and revolving term credit of $1,830,000 are restricted and available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of common stock sold).

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,350,000 of shareholder's equity,
     (ii) maintaining modified working capital (calculated as current assets plus the available revolving term credit minus current liabilities excluding the current portion of term debt payments) of at least $406,000,
     (iii) restrictions on the occurrence of additional indebtedness, (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of November 30, 1996 Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of November 30, 1996, substantially all assets of Alliance were pledged to CoBank.

     At November 30, 1996, $816,424 had been borrowed from Farmland pursuant to a $760,000 loan agreement and a $200,000 loan agreement. The $760,000 loan agreement provides for interest at CoBank's prime rate and requires repayment in 2005. The $200,000 loan agreement provides for interest at CoBank's prime rate plus 1.25% and requires repayment in November 2006, or upon the sale of an additional 17 shares of common stock by Alliance if that occurs prior to November 2006.

     Long-term debt as of November 30, 1996 matures during the fiscal years ending August 31 in the following amounts:


                        1997........$    870,000
                        1998........   1,262,700
                        1999........   1,318,800
                        2000........   1,318,800
                        2001........   1,318,800
                        Thereafter..   7,690,724

                                    $ 13,779,824



6. Alliance Farms is currently operating six 2,450 sow feeder pig production units and has an additional unit under construction in Wayne County, Illinois. As of November 30, 1996, commitments for construction of this facility totaled approximately $2,109,900. Contracts for these commitments were entered into on December 16, 1996.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALLIANCE'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ALLIANCE FARMS' AUGUST 31, 1996 ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Alliance issued 17 shares of common stock in October 1995 for net proceeds of approximately $1,324,461. Alliance used these proceeds, in combination with $3,219,899 of net proceeds from previous sales of common stock and borrowings of $14,705,924, for the development, population, and start-up of five 2,450-sow feeder pig production facilities in Yuma County, Colorado and one 2,450-sow feeder pig production facility in Wayne County, Illinois.

     Alliance has issued 102 shares of common stock and is presently offering an additional 51 shares to qualified buyers. Alliance has under its credit facility $331,000 immediately available as of November 30, 1996. An additional $211,000 of term loans became available on December 16, 1996 and an additional $211,000 is to become available approximately 90 days following completion of construction of the first sow unit in Illinois (anticipated to occur in February
1997). In the opinion of management, these arrangements for debt capital are adequate for Alliance's present operating and capital plans. Another $8,160,000 will be eligible for borrowing upon the completion of the sale of an additional 51 shares of Alliance common stock. Proceeds from the sale of such additional shares and additional bank borrowings would be used for future capital expansion of additional feeder pig production facilities. However; there is no assurance that additional shares of common stock will be sold and that the resulting additional debt would be available.

     As of November 30, 1996, Alliance has borrowed $816,424 from Farmland, including $200,000 borrowed for the acquisition of certain real property in Wayne County, Illinois on which the second Illinois facility is under development. As of the date of this report, Alliance is engaged in negotiations with Farmland for the provision of an additional $1,160,000 loan and with CoBank to obtain a $2,720,000 advance under the CoBank credit facility. No assurances can be given that Alliance's negotiations with Farmland and CoBank will be successful and that Alliance will obtain such additional financing.

     During the three month period ended November 30, 1996, Alliance incurred capital expenditures of $516,764 for construction of a new 2,450 sow feeder pig unit in Yuma County, Colorado and a new 2,450 sow feeder pig unit in Wayne County, Illinois, as well as capital expenditures of $399,650 for land purchased for future construction. The remaining capital expenditures were for replacement breeding stock and building construction for the first four units.


THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

     Shipments of feeder pigs were higher for the three months ended November 30, 1996 than in the prior year's period. Alliance shipped 55,054 feeder pigs for the quarter ended November 30, 1996 compared to 33,951 feeder pigs shipped for the quarter ended November 30, 1995 for an increase of 62%. Net sales for the quarter ended November 30, 1996 increased to $3,203,015 from $1,427,713 for the prior year period, an increase of $1,775,302, or 124%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreement with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is primarily due to six units operating at full capacity for the quarter ended November 30, 1996 as compared to four units operating at full capacity for the quarter ended November 30, 1995. The sales price per pig pursuant to the Feeder Pig Purchase Agreement also was higher due to an increase in the twelve month rolling average of operating costs. Additionally, a sales rebate of $152,780 was accrued during the quarter ended November 30, 1995 which reduced net sales. During the three months ended November 30, 1996, Alliance did not accrue the sales rebate of $4.50 per pig shipped due to Alliance's decision to no longer pay a sales rebate. Average net sales price was $58.18 and $42.05 during the quarter ended November 30, 1996 and 1995, respectively.

     Alliance incurred a positive gross margin of $623,552 and a negative gross margin of $150,039 for the three month periods ended November 30, 1996 and 1995, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the three months ended November 30, 1996, Alliance's then current operating costs (at the time pigs were shipped) were lower than the twelve month historical rolling average operating costs by $1.69 per pig sold. For the three months ended November 30, 1995, the then current operating costs exceeded the historical rolling average of operating costs by $4.40 per pig sold.

     Sales to Farmland for the three month period ended November 30, 1996 and
1995 were $2,004,378 and $973,742, respectively.   The average net sales price
per head was $58.18 and $42.05 and the average industry market price per head was $51.77 and $37.86 during 1996 and 1995, respectively.

     Alliance recorded $75,668 of start-up costs relating to the operation of the newest production facility, which is located in Wayne County, IL, during the three months ended November 30, 1996. All costs for the three month period ended November 30, 1996 were comprised of utilities, feed, labor and other general expenses prior to the operation of the newest 2,450-sow feeder pig production facility.

     Loss on sale of breeding stock was $59,658 for the three months ended November 30, 1996 as compared to $74,391 for the prior year period. This decrease is attributable to the existence of more newly developed facilities culling animals during the first quarter of fiscal 1996 as compared to more mature facilities culling animals during the first quarter of fiscal 1997.

     Administrative expenses were $92,969 for the three months ended November 30, 1996 compared to $73,667 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $322,652 for the three months ended November 30, 1996 as compared to $216,576 for the prior year period, was incurred in financing the development of four existing and two new 2,450-sow feeder pig facilities. This increase is primarily due to the increase in the outstanding loan balance. As of November 30, 1996, Alliance had borrowed $13,889,500 from CoBank for construction and start up costs and $816,424 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance incurred net income of $115,138 for the three months ended November 30, 1996 compared to net loss of $512,508 for the prior year period. The net income for the first quarter of fiscal 1997 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs, caused in part by increasing productivity as well as decreasing corn prices. The net loss for the first quarter of fiscal 1996 was attributable primarily to then current costs exceeding the rolling average cost that per pig sales prices are based on, caused in part by high death loss due to herd health issues, as well as rising corn prices. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and by the selling price formula for feeder pigs that contains a $4.50 production margin.


PLAN OF OPERATION

     Alliance currently is expanding its operations and, until such time as its units are operating at full capacity, losses continue to be a possibility.

     During the year ending August 31, 1997, Alliance intends to continue the operation of its five 2,450-sow production facilities located in Yuma County, Colorado as well as its one 2,450-sow production facility in Wayne County, Illinois and to complete construction and population of a second 2,450 sow production facility under development in Wayne County, Illinois. Alliance anticipates that construction of the new facility will be completed by late October 1997. Further, in the event that completion of construction and population of this facility is accomplished in a timely manner, Alliance expects to be in a position to produce feeder pigs from the new facility by October 22, 1997 and to be operating at full capacity by November 1997. It is anticipated that the number of Alliance's employees will increase by approximately thirteen persons by August 1997, as the operation of each production unit, together with attendant nursery facilities, is expected to require thirteen persons.

     Funding of the ongoing operation of Alliance's existing 2,450-sow feeder pig production facilities is anticipated to be obtained from revenues from the sale of feeder pigs to members based on Alliance's Feeder Pig Purchase Agreement and its existing credit facility.

     Alliance has implemented an artificial insemination program (AI) in the Colorado operation and plans on continuing AI as Alliance expands into other geographical areas. Alliance believes that AI will allow more rapid improvements in carcass quality and assist in maintaining higher health status of the herds.

     Alliance has begun planning operations to depopulate the five 2450-sow feeder pig production facilities located in Yuma County, Colorado in order to repopulate these units with Pig Improvement Company (P.I.C.) females. Sourcing for this repopulation will be Alliance's P.I.C. multiplier unit in Illinois. Management believes this change will improve both productivity and health of the sow units and may possibly result in improved production results in both nursery and finishing pig performance. Repopulation is expected to begin in August 1997 with P.I.C. feeder pigs available in October 1997. Completion of the repopulation project is anticipated to be completed by June 1998.



                          PART II.  OTHER INFORMATION



Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibit listed below is filed as part of Form 10-QSB for quarter ended November 30, 1996.

          27.  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended November 30, 1996.


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

Dated:  January 14, 1997