Form 10QSB
period 1997-02-28
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1997-04-14
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                      Commission File
February 28, 1997                                    Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 14, 1997, there were 102 shares of the issuers common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]


                  ALLIANCE FARMS COOPERATIVE ASSOCIATION
                         CONDENSED BALANCE SHEETS

                                                                        February 28, 1997
                                                                            unaudited             August 31, 1996

ASSETS
Current Assets:
   Receivables                                                                 $    81,664              $    72,448
   Inventory  (Note 4)                                                           2,749,075                2,435,477
   Other current assets                                                             63,718                   48,273

       Total current assets                                                      2,894,457                2,556,198

   Property, plant and equipment, at cost                                       18,487,977               16,491,601
   Less accumulated depreciation                                                 1,744,283                1,333,291

                                                                                16,743,694               15,158,310


   Breeding stock                                                                3,748,486                3,928,215
   Less accumulated depreciation                                                 1,244,087                1,013,872

                                                                                 2,504,399                2,914,343
   Other assets, net of $66,502 and $51,568
     accumulated amortization                                                      201,828                  216,762

                                                                               $22,344,378              $20,845,613



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                                  287,900                  575,749
   Current maturities of long-term debt (Note 5)                                 1,038,300                  870,000
   Accounts payable (Note 3)                                                     1,846,953                  526,193
   Accrued Rebates (Note 2)                                                        670,167                  670,167
   Accrued expenses                                                                190,178                  171,791

     Total current liabilities                                                   4,033,498                2,813,900

Long-term debt (Note 5)                                                         13,700,124               13,425,424

Shareholders' equity
   Common stock of $.01 par value;  authorized
     10,000 shares, issued and outstanding 102 shares                                    1                        1
   Additional paid-in capital                                                    7,487,653                7,487,653
   Accumulated deficit                                                          (2,876,898)              (2,881,365)

      Total shareholders' equity                                                 4,610,756                4,606,289
     Commitments (Note 6)                                                          ------                  ------

                                                                               $22,344,378              $20,845,613


                      See accompanying notes to condensed financial statements


                 ALLIANCE FARMS COOPERATIVE ASSOCIATION
                   CONDENSED STATEMENTS OF OPERATIONS

                               UNAUDITED

                                           Three Month Periods Ended       Six Month Periods Ended
                                                  February 28                     February 28
                                                   1997                  1996              1997              1996
Net sales  (Note 2)                           $3,316,983              $1,443,563         $6,519,998        $2,871,276
Cost of goods sold                             2,969,586               1,430,954          5,549,049         3,008,706


     Gross income (loss)                         347,397                  12,609            970,949          (137,430)

Expenses related to start-up
  of new production facilities                         0                       0             75,668                 0
Administrative expenses                          122,027                  96,898            214,996           170,565
Loss on sale of breeding stock                    21,362                  96,146             81,020           170,537


Operating income (loss)                         $204,008               ($180,435)          $599,265         ($478,532)

Other income (expense):
   Interest expense                             (357,932)               (222,744)          (680,584)         (439,320)
   Other                                          43,254                   5,409             85,786             7,574

                                                (314,678)               (217,335)          (594,798)         (431,746)




Net income (loss)                              ($110,670)              ($397,770)            $4,467         ($910,278)

              See accompanying notes to condensed financial statements



                  ALLIANCE FARMS COOPERATIVE ASSOCIATION
                         STATEMENTS OF CASH FLOWS
                                 UNAUDITED

                                                                                      Six Month Periods Ended
                                                                                            February 28
                                                                                    1997                    1996

Cash flow from operating activities:
   Net income (loss)                                                                   4,467                 (910,278)
   Adjustment to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Provision for depreciation and amortization                                1,046,591                  764,849
        Loss on sale of breeding stock                                                81,020                  170,537
   Changes in assets and liabilities:
        Receivables                                                                   (9,216)                  (9,183)
        Inventory                                                                   (313,598)                (397,012)
        Other current assets                                                         (15,444)                 (18,587)
        Other assets                                                                       0                   36,116
        Accounts payable                                                           1,320,760                   13,094
        Accrued expenses                                                              18,387                   63,959
            Net cash provided by (used in)

               operating activities                                                2,132,967                 (286,505)


Cash flows from investing activities:
   Capital expenditures                                                           (2,681,508)              (5,085,248)
   Proceeds from sale of breeding stock                                              393,390                  175,170

          Net cash used in investing activities                                   (2,288,118)              (4,910,078)


Cash flows from financing activities
   Proceeds from issuance of long term debt                                          211,000                        0
   Net increase in revolving term credit                                             487,000                1,735,000
   Payments on long term debt                                                       (435,000)                (145,000)
   Increase in note payable to Farmland                                              180,000                  636,424
   Issuance of common shares, net of offering cost                                         0                1,321,683
  Loan origination fees                                                                    0                  (42,000)
  Increase (decrease) in bank overdraft                                             (287,849)                 213,263

            Net cash provided by financing activities                                155,151                3,719,370

            Decrease in cash and cash equivalents                                          0               (1,477,213)

Cash and cash equivalents at beginning of period                                           0                1,477,213

Cash and cash equivalents at end of period                                                 0                        0


                     See accompanying notes to condensed financial statements

                     Alliance Farms Cooperative Association

                    Notes to Condensed Financial Statements

                                  (Unaudited)

1.   Interim Financial Statements

     The accompanying condensed unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) which in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Income taxes have not been provided because Alliance Farms Cooperative Association (Alliance) expects to derive 100% of its net income principally from the sale of feeder pigs to its members which will be apportioned and distributed to members of Alliance on a patronage basis in accordance with its by-laws.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes in Alliance's August 31, 1996 Annual Report on Form 10-KSB.

2.   Sales

     Alliance sold 100% of its feeder pigs to its members for the three and six month periods ended February 28, 1997 and February 29, 1996 at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig sold.

     Alliance accrued a rebate of $670,167 as of February 28, 1997 and August 31, 1996. Such rebate was accrued in fiscal 1996 and is payable to Alliance's members. Alliance intends to pay the accrued rebate in fiscal 1997 when sufficient cash and working capital is available. Alliance has not accrued a rebate in fiscal 1997 as it does not intend to pay a rebate to its members on fiscal 1997 sales.

     Because the contractual price for the sale of a feeder pig is determined based upon, among other things, a twelve month historical rolling average of operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder pigs during periods of rising costs.

     Alliance's average net sales price and the average industry market price were as follows:

                           Three Months Ended  Six Months Ended
                              February 28        February 28

                             1997       1996     1997      1996

    Average Net Sales
          Price              57.44      43.36    57.80     43.07
    Average Industry
          Market*            56.20      34.66    53.99     35.73

    *As published by the USDA's Market News Service


3.   Transactions with Farmland and Yuma


     Alliance purchased feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Yuma and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma. Such purchases and sales were as follows:

                                               Three Months Ended                Six Months Ended
                                                 February 28                       February 28

                                             1997           1996             1997             1996

        ...............................
     Feed Purchases....................$      983,028  $     681,697  $     2,095,440    $   1,268,134
     Animal Health Purchases...........       165,698         33,056          377,247           93,256
     Breeding Stock....................       351,062        381,333          494,756          457,950
     Feeder Pig Sales..................     1,956,704        972,066        3,961,082        1,945,808

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to the swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                               Three Months Ended                Six Months Ended
                                                 February 28                       February 28

                                             1997           1996             1997             1996

        ...............................
     Royalty Income....................$       40,000     $         0    $     72,600       $        0


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

                                               Three Months Ended                Six Months Ended
                                                 February 28                       February 28

                                             1997           1996             1997             1996

        ...............................
     Management Fee                    $     63,980    $      33,956     $       121,596   $    68,586


     Alliance owed $222,590 and $203,624 at February 28, 1997 and $36,850 and $137,722 at August 31, 1996 to Farmland and Yuma respectively, for goods and services.


4. Major components of inventories as of February 28, 1997 and August 31, 1996 are as follows:

                             February 28        August 31
                                 1997              1996


      Feeder Pigs............$  2,502,303      $  2,265,056
      Other..................     246,772           170,421

                             $  2,749,075      $  2,435,477




5.   Long-Term Debt


     On May 19, 1995, Alliance entered into a $23,600,000 secured credit facility with CoBank. This agreement provides for $18,850,000 of term loans and $4,750,000 of revolving term credit. Proceeds from the term loans are used for construction of feeder pig production facilities and are advanced by CoBank as Alliance incurs construction costs. Proceeds from revolving term credit may be used for working capital and other purposes. The expiration date for the unused commitments for the term loans has been extended from February 28, 1997 to August 31, 1997. The unused revolving term credit expires June 20, 2006. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank's national variable rate, plus 1.25% (9.5% at February 28, 1997).


     Long term debt at February 28, 1997 and August 31, 1996 consisted of the following:

                             February 28        August 31
                                 1997              1996


      CoBank Term Loan.......$ 11,294,000      $ 11,518,000
      CoBank Revolving
          Term Credit........$  2,628,000      $  2,141,000
      Note Payable,
            Farmland.........$    816,424           636,424

                             $ 14,738,424      $ 14,295,424

   Less Current Maturities   $  1,038,300      $    870,000
                             $ 13,700,124      $ 13,425,424




     At February 28, 1997, no additional term loans were immediately available, $211,000 of term loans will be available upon acceptance by CoBank of a feeder pig production facility and $142,000 of revolving term credit was immediately available.

     Additional amounts of term loans of $6,330,000 and revolving term credit of $1,830,000 are restricted and available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of common stock sold).

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,350,000 of shareholder's equity,
     (ii) maintaining modified working capital (calculated as current assets plus the available revolving term credit minus current liabilities excluding the current portion of term debt payments) of at least $406,000,
     (iii) restrictions on the occurrence of additional indebtedness, (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of February 28, 1997 Alliance was in compliance with all covenants except for the modified working capital covenant, for which Alliance has obtained a waiver from CoBank. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of February 28, 1997, substantially all assets of Alliance were pledged to CoBank.

     At February 28, 1997, $816,424 had been borrowed from Farmland pursuant to a $760,000 loan agreement and a $200,000 loan agreement. The $760,000 loan agreement provides for interest at CoBank's prime rate and requires repayment in 2005. The $200,000 loan agreement provides for interest at CoBank's prime rate plus 1.25% and requires repayment in November 2006, or upon the sale of an additional 17 shares of common stock by Alliance if that occurs prior to November 2006.

     Long-term debt as of February 28, 1997 matures during the fiscal years ending August 31 in the following amounts:


                        1997........$    870,000
                        1998........   1,262,700
                        1999........   1,318,800
                        2000........   1,318,800
                        2001........   1,318,800
                        Thereafter..   7,611,024

                                    $ 13,700,124




6.   Alliance Farms is currently operating six 2,450 sow feeder pig production
units     and has an additional unit under construction in Wayne County,
Illinois.  As of    February 28, 1997, commitments for construction of this
facility totaled    approximately $2,109,900.



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



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1997, Alliance reported a working capital deficit of $1,139,041 and total assets of $22,344,378. Alliance issued 17 shares of common stock in October 1995 for net proceeds of approximately $1,324,461. Alliance used these funds, in combination with $3,219,899 of net proceeds from previous sales of common stock and borrowings of $14,738,424 through February 28, 1997, for the development, population, and start-up of five feeder pig production facilities in Yuma County, Colorado and one feeder pig production facility in Wayne County, Illinois.

     Alliance has issued 102 shares of common stock and has under its credit facility $142,000 immediately available as of February 28, 1997. An additional $211,000 is to become available approximately 90 days following completion of construction of the first facility in Illinois (anticipated to occur in April
1997). In the event that an additional 51 shares of Alliance common stock are issued and sold prior to the August 31, 1997 expiration of the CoBank loan commitment, another $8,160,000 would be eligible for borrowing. The net proceeds from the sale of such additional shares and additional bank borrowings would be used for future capital expansion of up to three additional feeder pig production facilities, including Alliance's second facility in Wayne County, Illinois. However; there is no assurance that additional shares of common stock will be sold and that the additional debt required for such expansion would be available.

     The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. The availability of $6,330,000 of unused term loans and $1,830,000 of revolving term credit under the CoBank credit facility is restricted and may be made available to the Company only to the extent that additional equity investment is made in the Company. With respect to each additional equity investment of $1,360,000 obtained by the Company (e.g., 17 shares of Common Stock sold for at least $80,000 each) prior to the August 31, 1997 expiration of the CoBank loan commitment, the Company is entitled to obtain advances under the credit facility of $2,720,000 ($2,110,000 of term loans and $610,000 of revolving term credit), up to an aggregate of $8,160,000. The Company has agreed with CoBank and Farmland that it may obtain an advance under the CoBank credit facility of $2,720,000 and a loan from Farmland of $1,360,000 (including $200,000 previously loaned by Farmland to Alliance), without the necessity of satisfying the additional equity investment requirement. In the opinion of management, these arrangements for debt capital are adequate for Alliance's present operating and capital plans.

     As of February 28, 1997, Alliance has borrowed $816,424 from Farmland, including $200,000 borrowed for the acquisition of certain real property in Wayne County, Illinois on which the second Illinois facility is under development.

     During the six month period ended February 28, 1997, Alliance incurred capital expenditures of $900,271 for construction of its second feeder pig unit in Wayne County, Illinois in addition to $516,764 for construction of its fifth feeder pig unit in Yuma County, Colorado and its first feeder pig unit in Wayne County, Illinois, as well as capital expenditures of $399,650 for the acquisition of real property on which additional facilities could be developed. The remaining capital expenditures were for replacement breeding stock and building construction for the first four units.

     For the six month period ended February 28, 1997, cash provided by operating activities was $2,132,967 as compared to a use of $286,505 for the prior year period. This increase in cash resulted from an improvement in operations and an increase in accounts payable.


THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

     Shipments of feeder pigs were higher for the three months ended February 28, 1997 than in the prior year's period. Alliance shipped 57,746 feeder pigs for the quarter ended February 28, 1997 compared to 33,290 feeder pigs shipped for the quarter ended February 29, 1996 for an increase of 73%. Net sales for the quarter ended February 28, 1997 increased to $3,316,983 from $1,443,563 for the prior year period, an increase of $1,873,420, or 130%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreement with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is a result of having six units in production for the quarter ended February 28, 1997 as compared to four units in production for the quarter ended February 29, 1996. The sales price per pig pursuant to the Feeder Pig Purchase Agreement also was higher due to an increase in the twelve month rolling average of operating costs. This increase in the rolling average of operating costs resulted from a decline in feeder pigs shipped per unit. Additionally, a sales rebate of $148,230 was accrued during the quarter ended February 29, 1996 which reduced net sales. During the three months ended February 28, 1997, Alliance did not accrue the sales rebate of $4.50 per pig shipped due to Alliance's decision to no longer pay a sales rebate. Average net sales price was $57.44 and $43.36 during the quarter ended February 28, 1997 and February 29, 1996, respectively.

     Alliance incurred positive gross margins of $347,397 and $12,609 for the three month periods ended February 28, 1997 and February 29, 1996, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the second quarter of fiscal 1997, Alliance's net sales price exceeded then current operating costs (at the time pigs were shipped) by $14.37 per pig sold. For the second quarter of fiscal 1996, the net sales price exceeded then current operating costs (at the time pigs were shipped) by $7.19 per pig sold.

     Sales to Farmland for the three month periods ended February 28, 1997 and
February 29, 1996 were $1,956,704 and $972,066, respectively.   The average net
sales price per head was $57.44 and $43.36 and the average industry market price per head was $56.20 and $34.66 during 1997 and 1996, respectively.

     Loss on sale of breeding stock was $21,362 for the three months ended February 28, 1997 as compared to $96,146 for the prior year period. This decrease is attributable to the existence of more newly developed facilities culling animals during the second quarter of fiscal 1996 as compared to more mature facilities culling animals during the second quarter of fiscal 1997.

     Administrative expenses were $122,027 for the three months ended February 28, 1997 compared to $96,898 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $357,932 for the three months ended February 28, 1997 as compared to $222,744 for the prior year period, was incurred in financing the development of four existing and two new feeder pig facilities. This increase is primarily due to the increase in the outstanding loan balance. As of February 28, 1997, Alliance had borrowed $13,922,000 from CoBank for construction and start up costs and $816,424 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance incurred a net loss of $110,670 for the three months ended February 28, 1997 compared to a net loss of $397,770 for the prior year period. The net loss for the second quarter of fiscal 1997 was attributable to the current costs exceeding the rolling average cost that per pig sales prices are based on, caused by a decrease in productivity from the first quarter of fiscal 1997 due to herd health issues, partially offset by decreasing corn prices. The net loss for the second quarter of fiscal 1996 was attributable primarily to then current costs exceeding the rolling average cost that per pig sales prices are based on, caused in part by high death loss due to herd health issues, as well as rising corn prices. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and by the selling price formula for feeder pigs that contains a $4.50 production margin.


SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

     Shipments of feeder pigs were higher for the six months ended February 28, 1997 than in the prior year's period. Alliance shipped 112,800 feeder pigs for the six months ended February 28, 1997 compared to 67,241 feeder pigs shipped for the six months ended February 29, 1996 for an increase of 68%. Net sales for the six months ended February 28, 1997 increased to $6,519,998 from $2,871,276 for the prior year period, an increase of $3,648,722, or 127%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreement with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is primarily due to six units operating at full capacity for the six months ended February 28, 1997 as compared to four units operating at full capacity for the six months ended February 29, 1996. The sales price per pig pursuant to the Feeder Pig Purchase Agreement also was higher due to an increase in the twelve month rolling average of operating costs. Additionally, a sales rebate of $301,010 was accrued during the six months ended February 29, 1996 which reduced net sales. During the six months ended February 28, 1997, Alliance did not accrue the sales rebate of $4.50 per pig shipped due to Alliance's decision to no longer pay a sales rebate. Average net sales price was $57.80 and $43.07 during the six months ended February 28, 1997 and February 29, 1996, respectively.

     Alliance incurred a positive gross margin of $970,949 and a negative gross margin of $137,430 for the first half of fiscal 1997 and fiscal 1996, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the first half of fiscal 1997, Alliance's net sales price exceeded then current operating costs (at the time pigs were shipped) by $14.73 per pig sold. For the first half of fiscal 1996, the net sales price exceeded then current operating costs (at the time pigs were shipped) by $6.90 per pig sold.

     Sales to Farmland for the first half of fiscal 1997 and 1996 were
$3,961,082 and $1,945,808, respectively.   The average net sales price per head
was $57.80 and $43.07 and the average industry market price per head was $53.99 and $35.73 during 1997 and 1996, respectively.

     Loss on sale of breeding stock was $81,020 for the six months ended February 28, 1997 as compared to $170,637 for the prior year period. This decrease is attributable to the existence of more newly developed facilities culling animals during the first half of fiscal 1996 as compared to more mature facilities culling animals during the first half of fiscal 1997.

     Administrative expenses were $214,996 for the six months ended February 28, 1997 compared to $170,565 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $680,584 for the six months ended February 28, 1997 as compared to $439,320 for the prior year period, was incurred in financing the development of four existing and two new feeder pig facilities. This increase is primarily due to the increase in the outstanding loan balance.

     Alliance incurred net income of $4,467 for the six months ended February 28, 1997 compared to net loss of $910,278 for the prior year period. The small net income for the first half of fiscal 1997 was partially attributable to an improvement in productivity at the beginning of the fiscal year which decreased throughout the first half of fiscal 1997 due to herd health issues, offset by decreasing corn prices. The net loss for the first half of fiscal 1996 was attributable primarily to then current costs exceeding the rolling average cost that per pig sales prices are based on, caused in part by high death loss due to herd health issues, as well as rising corn prices. Additionally, Alliance's net sales price for pigs exceeded current operating costs in the first half of fiscal 1997 by $7.83 more than in the first half of fiscal 1996. Alliance also accrued a $301,010 rebate in the first half of fiscal 1996 that it did not accrue in the first half of fiscal 1997.

                          PART II.  OTHER INFORMATION

Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended February 28, 1997.

   10.1 First Amendment to Swine Production Services Agreement, dated as of July 26, 1996, between Farmland Industries, Inc. and the Registrant

   10.2 Camborough-22 Closed Herd Multiplier Agreement, dated March 1, 1996, between Pig Improvement Company, Inc. and the Registrant

   10.3        Option Contract, dated November 20, 1996, between Bill L.
               Bailey and Norma Jean Bailey, and the Registrant

   10.4 The Registrant's Promissory Note, dated November 27, 1996, to Farmland Industries, Inc.

   10.5 Illinois Mortgage, dated as of November 27, 1996, from the Registrant to Farmland Industries, Inc.

   10.6 Correction Deed of Trust, dated October 23, 1996, between the Public Trustee of the County of Yuma, State of Colorado and the Registrant

   10.7 Master Construction Agreement, dated November 22, 1996 (Illinois #2 sow unit), between the Registrant and Central Confinement Service, Ltd.

   10.8 Master Construction Agreement, dated November 22, 1996 (Illinois #2 nursery), between the Registrant and Central Confinement Service, Ltd.

   10.9 Master Construction Agreement, dated November 22, 1996 (Illinois #2 isolation building), between the Registrant and Central Confinement Service, Ltd.

   10.10 Illinois Mortgage, dated February 23, 1996, from the Registrant to CoBank, ACB

    27         Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended February 28, 1997.


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

Dated:  April 14, 1997