Form 10QSB
period 1997-05-31
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1997-07-14
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                      Commission File
May 31, 1997                                         Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 14, 1997, there were 102 shares of the issuers common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]
                 ALLIANCE FARMS COOPERATIVE ASSOCIATION
                        CONDENSED BALANCE SHEETS

                                                                 UNAUDITED
                                                               May 31, 1997             August 31, 1996

ASSETS
Current Assets:
   Receivables                                                      59,310                    72,448
   Inventory  (Note 4)                                           3,030,287                 2,435,477
   Other current assets                                             88,219                    48,273

       Total current assets                                      3,177,816                 2,556,198

   Property, plant and equipment, at cost                       18,889,255                16,491,601
   Less accumulated depreciation                                 1,958,505                 1,333,291

                                                                16,930,750                15,158,310


   Breeding stock                                                4,155,561                 3,928,215
   Less accumulated depreciation                                 1,371,063                 1,013,872

                                                                 2,784,498                 2,914,343
   Other assets, net of $73,969 and $51,568
     accumulated amortization                                      265,256                   216,762

                                                               $23,158,320               $20,845,613



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                  543,486                   575,749
   Current maturities of long-term debt (Note 5)                 1,147,800                   870,000
   Accounts payable (Note 3)                                     1,267,703                   526,193
   Accrued Rebates (Note 2)                                        670,167                   670,167
   Accrued expenses                                                277,673                   171,791

     Total current liabilities                                   3,906,829                 2,813,900

Long-term debt (Note 5)                                         14,408,124                13,425,424

Shareholders' equity
   Common stock of $.01 par value;  authorized
     10,000 shares, issued and outstanding 102
     shares                                                              1                         1
   Additional paid-in capital                                    7,487,653                 7,487,653
   Accumulated deficit                                         (2,644,287)               (2,881,365)

      Total shareholders' equity                                 4,843,367                 4,606,289
     Commitments (Note 6)

                                                               $23,158,320               $20,845,613


                  See accompanying notes to condensed financial statements


                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                  CONDENSED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                Three Month Periods Ended              Nine Month Periods Ended
                                                        May 31                                  May 31
                                                1997               1996               1997                 1996


Net sales  (Note 2)                          $3,351,997          $1,928,627         $9,871,995            $4,799,903
Cost of goods sold                            2,690,524           1,821,149          8,239,573             4,828,839


     Gross margin                               661,473             107,478          1,632,422               (28,936)

Expenses related to start-up
  of new production facilities                   98,547             237,806            174,215               238,822
Administrative expenses                         111,174              93,792            326,170               264,357
(Gain)Loss on sale of breeding stock             (4,310)             (9,140)            76,710               161,397


Operating income (loss)                        $456,062           ($214,980)        $1,055,327             ($693,512)

Other income (expense):
   Interest expense                            (238,776)           (193,038)          (919,360)             (632,358)
   Other                                         15,325              25,789            101,111                33,363

                                               (223,451)           (167,249)          (818,249)             (598,995)
Net income (loss)                              $232,611           ($382,229)          $237,078           ($1,292,507)



                             See accompanying notes to condensed financial statements


                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                       STATEMENTS OF CASH FLOWS

                                          UNAUDITED
                                                             Nine Month Periods Ended
                                                                        May 31
                                                              1997                 1996

Cash flow from operating activities:
   Net income (loss)                                            237,078         (1,292,507)
   Adjustment to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
        Provision for depreciation and amortization           1,581,526          1,211,378
        Loss on sale of breeding stock                           76,710            161,397
   Changes in assets and liabilities:
        Receivables                                              13,138            (23,507)
        Inventory                                              (594,810)          (619,540)
        Other current assets                                    (39,945)           (48,030)
        Other assets                                            (70,897)           (25,262)
        Accounts payable                                        741,510           (139,937)
        Accrued rebates and expenses                            105,882            538,347
            Net cash provided by (used in)

               operating activities                           2,050,192           (237,661)


Cash flows from investing activities:
   Capital expenditures                                      (3,888,065)        (7,300,281)
   Proceeds from sale of breeding stock                         609,636            360,506

          Net cash used in investing activities              (3,278,429)        (6,939,775)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                     422,000          1,810,000
   Net increase in revolving term credit                        151,000          2,019,000
   Payment on long term debt                                   (652,500)          (362,500)
   Increase in note payable to Farmland                       1,340,000            636,424
   Issuance of common shares, net of offering cost                    0          1,321,683
  Loan origination fees                                               0            (42,000)
  Increase (decrease) in bank overdraft                         (32,263)           317,616

            Net cash provided by financing activities:        1,228,237          5,700,223


            Decrease in cash and cash equivalents                     0         (1,477,213)

Cash and cash equivalents at beginning of period                      0          1,477,213

 Cash and cash equivalents at end of period                           0                  0


                   See accompanying notes to condensed financial statements

                     Alliance Farms Cooperative Association

                    Notes to Condensed Financial Statements

                                  (Unaudited)

1.   Interim Financial Statements

     The accompanying condensed unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) which in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Income taxes have not been provided because Alliance Farms Cooperative Association (Alliance) expects to derive nearly 100% of its net income from the sale of feeder pigs to its members which will be apportioned and distributed to members of Alliance on a patronage basis in accordance with its by-laws.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes in Alliance's August 31, 1996 Annual Report on Form 10-KSB.

2.   Sales

     Alliance sold 100% of its feeder pigs to its members for the three and nine month periods ended May 31, 1997 and 1996 respectively at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig sold.

     Alliance accrued a rebate of $670,167 as of May 31, 1997 and August 31, 1996. Such rebate was accrued in fiscal 1996 and is payable to Alliance's members. Alliance intends to pay the accrued rebate in fiscal 1997 when sufficient cash and working capital is available. Alliance has not accrued a rebate in fiscal 1997 as it does not intend to pay a rebate to its members on fiscal 1997 sales.

     Because the contractual price for the sale of a feeder pig is determined based upon, among other things, a twelve month historical rolling average of operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder pigs during periods of rising costs.

     Alliance's average net sales price and the average industry market price were as follows:

                           Three Months Ended   Nine Months Ended
                                 May 31             May 31

                             1997       1996     1997      1996

Average Net Sales Price      59.16      48.42    58.26     44.83
Average Industry Market*     64.99      43.89    57.65     41.60

    *As published by the USDA's Market News Service


3.   Transactions with Farmland and Yuma


     Alliance purchased feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Yuma and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma. Such purchases and sales were as follows:

                                               Three Months Ended               Nine Months Ended
                                                    May 31                            May 31

                                             1997           1996             1997             1996

        ...............................
     Feed Purchases....................$    1,072,431  $   1,003,546  $     3,167,871    $   2,271,680
     Animal Health Purchases...........       172,686         53,916          549,933          147,172
     Breeding Stock....................       789,328        254,568        1,284,084          712,518
     Feeder Pig Sales..................     2,111,550      1,268,784        6,072,633        3,214,592

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to the swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                               Three Months Ended               Nine Months Ended
                                                    May 31                            May 31
                                             1997           1996             1997             1996

        ...............................
     Royalty Income....................$        7,240  $      22,420  $        79,840    $      22,420


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

                                               Three Months Ended               Nine Months Ended
                                                    May 31                            May 31
                                             1997           1996             1997             1996

        ...............................
     Management Fee                    $     61,701    $      40,627     $       183,297   $   109,213


     Alliance owed $692,001 and $106,396 at May 31, 1997 and $36,850 and
     $137,722 at August 31, 1996 to Farmland and Yuma respectively, for goods and services. Alliance is also obligated to Farmland in the amounts of $1,976,424 and $636,424 at May 31, 1997 and August 31, 1996, respectively, pursuant to promissory notes.  See note 5.


4.       Inventories


     Major components of inventories as of May 31, 1997 and August 31, 1996 are as follows:

                                May 31          August 31
                                 1997              1996


      Feeder Pigs............$  2,729,179      $  2,265,056
      Other..................     301,108           170,421

                             $  3,030,287      $  2,435,477




5.   Long-Term Debt


     On May 19, 1995, Alliance entered into a $23,600,000 secured credit facility with CoBank. This agreement provides for $18,850,000 of term loans and $4,750,000 of revolving term credit. Proceeds from the term loans are used for construction of feeder pig production facilities and are advanced by CoBank as Alliance incurs construction costs. Proceeds from revolving term credit may be used for working capital and other purposes. The expiration date for the unused commitments for the term loans has been extended from May 31, 1997 to August 31, 1997. The unused revolving term credit expires June 20, 2006. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank's national variable rate, plus 1.25% (9.75% at May 31, 1997).


     Long term debt at May 31, 1997 and August 31, 1996 consisted of the following:

                                May 31          August 31
                                 1997              1996


      CoBank Term Loan.......$ 11,287,500      $ 11,518,000
      CoBank Revolving
          Term Credit........$  2,292,000      $  2,141,000
      Note Payable, Farmland.$  1,976,424           636,424

                             $ 15,555,924      $ 14,295,424

      Less Current
            Maturities.......$  1,147,800      $    870,000

                             $ 14,408,124      $ 13,425,424




     At May 31, 1997, no additional term loans were immediately available, $478,000 of revolving term credit was immediately available, $610,000 of revolving term credit became available on June 17, 1997 and $2,110,000 of term loans is to become available following CoBank's acceptance of certain documents as specified in the loan agreement.
     Additional amounts of term loans of $6,330,000 and revolving term credit of $1,830,000 are restricted and available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of common stock sold).

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,350,000 of shareholders' equity,
     (ii) maintaining modified working capital (calculated as current assets plus the available revolving term credit minus current liabilities excluding the current portion of term debt payments) of at least $406,000,
     (iii) restrictions on the occurrence of additional indebtedness, (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of May 31, 1997 Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of May 31, 1997, substantially all assets of Alliance were pledged to CoBank.

     At May 31, 1997, $1,976,424 had been borrowed from Farmland pursuant to a $760,000 loan agreement and a $1,360,000 loan agreement. The $760,000 loan agreement provides for interest at CoBank's prime rate and requires repayment in 2005. The $1,360,000 loan agreement provides for interest at CoBank's prime rate plus 1.25% and requires repayment in November 2006, or upon the sale of an additional 17 shares of common stock by Alliance if that occurs prior to November 2006.

     Long-term debt as of May 31, 1997 matures during the fiscal years ending August 31 in the following amounts:

                        1997........$    870,000
                        1998........   1,262,700
                        1999........   1,318,800
                        2000........   1,318,800
                        2001........   1,318,800
                        Thereafter..   9,466,824

                                    $ 15,555,924


6.       Commitments

     Alliance Farms is currently operating six 2,450 sow feeder pig production
units     and has an additional unit under construction in Wayne County,
Illinois.  As of    May 31, 1997, commitments for construction of this facility
totaled   approximately $1,074,458.


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



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997, Alliance reported a working capital deficit of $729,013 and total assets of $23,158,320. Alliance issued 17 shares of common stock in October 1995 for net proceeds of approximately $1,324,461. Alliance used these funds, in combination with $3,219,899 of net proceeds from previous sales of common stock and borrowings of $15,555,924 through May 31, 1997, for the development, population, and start-up of five feeder pig production facilities in Yuma County, Colorado and one feeder pig production facility in Wayne County, Illinois, in addition to construction expenses for its second feeder pig production facility in Wayne County, Illinois.

Alliance has issued 102 shares of common stock and has $478,000 immediately available to it under its credit facility as of May 31, 1997. Revolving term credit in the amount of $610,000 became available on June 17, 1997 and $2,110,000 of term loans is to become available following CoBank's acceptance of certain documents as specified in the loan agreement. In the event that additional shares of Alliance common stock are issued and sold for at least $4,080,000 in the aggregate prior to the August 31, 1997 expiration of the CoBank loan commitment, another $8,160,000 would be eligible for borrowing. The net proceeds from the sale of such additional shares and additional bank borrowings would be used first to repay the $1,360,000 loan from Farmland with the remainder being used for future capital expansion of up to three additional feeder pig production facilities, including Alliance's second facility in Wayne County, Illinois under development. However; there is no assurance that additional shares of common stock will be sold and that the additional debt required for such expansion would be available.

     The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. The availability of $6,330,000 of unused term loans and $1,830,000 of revolving term credit under the CoBank credit facility is restricted and may be made available to the Company only to the extent that additional equity investment is made in the Company. With respect to each additional equity investment of $1,360,000 obtained by the Company (e.g., 17 shares of Common Stock sold for at least $80,000 each) prior to the August 31, 1997 expiration of the CoBank loan commitment, the Company is entitled to obtain advances under the credit facility of $2,720,000 ($2,110,000 of term loans and $610,000 of revolving term credit), up to an aggregate of $8,160,000. The Company has agreed with CoBank and Farmland that it may obtain an advance under the CoBank credit facility of $2,720,000 and a loan from Farmland of $1,360,000, without the necessity of satisfying the additional equity investment requirement. In the opinion of management, these arrangements for debt capital are adequate for Alliance's present operating and capital plans.

     As of May 31, 1997, Alliance has borrowed $1,976,424 from Farmland, including $1,360,000 borrowed for the acquisition of certain real property in Wayne County, Illinois on which the second Illinois facility is under development and for related facilities construction costs.

     During the nine month period ended May 31, 1997, Alliance incurred capital expenditures of $1,418,353 for construction of its second feeder pig unit in Wayne County, Illinois in addition to $639,481 for construction of its fifth feeder pig unit in Yuma County, Colorado and its first feeder pig unit in Wayne County, Illinois. The remaining capital expenditures were for replacement breeding stock and building construction for the first four units.

     For the nine month period ended May 31, 1997, cash provided by operating activities was $2,050,192 as compared to a use of $237,661 for the prior year period. This increase in cash resulted from an improvement in operating results and an increase in accounts payable.
THREE MONTHS ENDED MAY 31, 1997 AND 1996

     Shipments of feeder pigs were higher for the three months ended May 31, 1997 than in the prior year's period. Alliance shipped 56,659 feeder pigs for the quarter ended May 31, 1997 compared to 39,831 feeder pigs shipped for the quarter ended May 31, 1996 for an increase of 42%. Net sales for the quarter ended May 31, 1997 increased to $3,351,997 from $1,928,627 for the prior year period, an increase of $ 1,423,370 or 74%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreements with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is a result of having six units in production for the quarter ended May 31, 1997 as compared to four units in production for the quarter ended May 31, 1996. The sales price per pig pursuant to the Feeder Pig Purchase Agreements also was higher due to an increase in the twelve month rolling average of operating costs. This increase in the rolling average of operating costs resulted from a decrease in the twelve month rolling average pig production used to calculate the per pig sales price. Additionally, a sales rebate of $179,241 was accrued during the quarter ended May 31, 1996 which reduced net sales. During the three months ended May 31, 1997, Alliance did not accrue the sales rebate of $4.50 per pig shipped due to Alliance's decision to no longer pay a sales rebate. Average net sales price was $59.16 and $48.42 during the quarter ended May 31, 1997 and 1996, respectively.

     Alliance earned positive gross margins of $661,473 and $107,478 for the three month periods ended May 31, 1997 and 1996, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the third quarter of fiscal 1997, Alliance's net sales price exceeded then current operating costs by $11.67 per pig sold. For the third quarter of fiscal 1996, the net sales price exceeded then current operating costs by $2.70 per pig sold.

     Sales to Farmland for the three month periods ended May 31, 1997 and 1996
were $2,111,550 and $1,268,784, respectively.   The average net sales price per
head was $59.16 and $48.42 and the average industry market price per head was $64.99 and $43.89 during 1997 and 1996, respectively.

     Alliance recorded $98,547 of start-up costs relating to the operation of it's newest production facility in Wayne County, Illinois under construction during the three months ended May 31, 1997 and $237,806 of start-up costs relating to the operation of the two production facilities under construction during the three months ended May 31, 1996. All costs for the three month period ended May 31, 1997 and 1996 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Administrative expenses were $111,174 for the three months ended May 31, 1997 compared to $93,792 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $238,776 for the three months ended May 31, 1997 as compared to $193,038 for the prior year period, was incurred in financing the development of four existing and two new feeder pig facilities. This increase is primarily due to the increase in the outstanding loan balance. As of May 31, 1997, Alliance had borrowed $13,579,500 from CoBank for construction and start up costs and $1,976,424 from Farmland for construction and start-up costs and for the purchase of land which is intended to be used for future expansion.

     Alliance earned a net income of $232,611 for the three months ended May 31, 1997 compared to a net loss of $382,229 for the prior year period. The net income for the third quarter of fiscal 1997 was attributable to improved gross margins resulting from the per pig sales price exceeding current operating costs, as previously discussed. The net loss for the third quarter of fiscal 1996 was attributable primarily to then current costs exceeding the rolling average cost that per pig sales prices are based on, caused in part by high death loss due to herd health issues, as well as rising corn prices. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and by the selling price formula for feeder pigs that contains a $4.50 production margin.


NINE MONTHS ENDED MAY 31, 1997 AND 1996

     Shipments of feeder pigs were higher for the nine months ended May 31, 1997 than in the prior year's period. Alliance shipped 169,459 feeder pigs for the nine months ended May 31, 1997 compared to 107,072 feeder pigs shipped for the nine months ended May 31, 1996 for an increase of 58%. Net sales for the nine months ended May 31, 1997 increased to $9,871,995 from $4,799,903 for the prior year period, an increase of $5,072,092, or 106%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreements with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is primarily due to six units operating at full capacity for the nine months ended May 31, 1997 as compared to four units operating at full capacity for the nine months ended May 31, 1996. The sales price per pig pursuant to the Feeder Pig Purchase Agreements also was higher due to an increase in the twelve month rolling average of operating costs. Additionally, a sales rebate of $480,249 was accrued during the nine months ended May 31, 1996 which reduced net sales. During the nine months ended May 31, 1997, Alliance did not accrue the sales rebate of $4.50 per pig shipped due to Alliance's decision to no longer pay a sales rebate. Average net sales price was $58.26 and $44.83 during the nine months ended May 31, 1997 and May 31, 1996, respectively.

     Alliance earned a positive gross margin of $1,632,422 and a negative gross margin of $28,936 for the first nine months of fiscal 1997 and fiscal 1996, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the first nine months of fiscal 1997, Alliance's net sales price exceeded then current operating costs by $9.64 per pig sold. For the first nine months of fiscal 1996, current operating costs exceeded the net sales price by $.27 per pig sold.

     Sales to Farmland for the first nine months of fiscal 1997 and 1996 were
$6,072,633 and $3,214,592, respectively.   The average net sales price per head
was $58.26 and $44.83 and the average industry market price per head was $57.65 and $41.60 during 1997 and 1996, respectively.

     Alliance recorded start-up costs of $174,215 and $238,822 relating to the operation of new production facilities during the nine months ended May 31, 1997 and 1996. All of the costs for the nine months ended May 31, 1996 were for the construction of Alliance's fifth feeder pig production facility in Yuma County, Colorado and it's first feeder pig production facility in Wayne County, Illinois, while $98,547 of the costs for the nine months ended May 31, 1997 were to begin construction on Alliance's second feeder pig production facility in Wayne County, Illinois and $75,668 of the costs were for the completion of construction of Alliance's fifth feeder pig production facility in Yuma County, Colorado and its first feeder pig production facility in Wayne County, Illinois. All costs for the nine month period ended May 31, 1997 and 1996 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Loss on sale of breeding stock was $76,710 for the nine months ended May 31, 1997 as compared to $161,397 for the prior year period. This decrease is attributable to the existence of more newly developed facilities culling animals during the first nine months of fiscal 1996 as compared to more mature facilities culling animals during the first nine months of fiscal 1997.

     Administrative expenses were $326,170 for the nine months ended May 31, 1997 compared to $264,357 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $919,360 for the nine months ended May 31, 1997 as compared to $632,358 for the prior year period, was incurred in financing the development of four existing and two new feeder pig facilities. This increase is primarily due to the increase in the outstanding loan balance.

     Alliance earned net income of $237,078 for the nine months ended May 31, 1997 compared to a net loss of $1,292,507 for the prior year period. The net income for the first nine months of fiscal 1997 was partially attributable to an improvement in productivity at the beginning of the fiscal year which decreased throughout the first half of fiscal 1997 due to herd health issues, and increased again during the third quarter of fiscal 1997. The net loss for the first nine months of fiscal 1996 was attributable primarily to then current costs exceeding the rolling average cost that per pig sales prices are based on, caused in part by high death loss due to herd health issues, as well as rising corn prices. Additionally, Alliance's net sales price for pigs exceeded then current operating costs in the first nine months of fiscal 1997 by $1.40 per pig sold, while then current operating costs exceeded net sales price for pigs by $12.07 per head sold in the first nine months of fiscal 1996. Alliance also accrued a $480,249 rebate in the first nine months of fiscal 1996 that it did not accrue in the first nine months of fiscal 1997.

                          PART II.  OTHER INFORMATION

Item 2.     Changes in Securities


     As a result of certain amendments to the Registrant's Articles of Incorporation and Bylaws adopted by the members of the Registrant on April 14, 1997 and May 21, 1997, two new classes of the Registrant's capital stock were authorized. In addition to the 5,000 authorized shares of the existing (Class
A) Common Stock of the Registrant (reduced from 10,000 authorized shares), the Registrant now also has authorized 2,500 shares of Class B Common Stock and 2,500 shares of Class C Common Stock. The three classes of capital stock are identical in all respects except that (i) Class A shareholders will enter into Feeder Pig Purchase Agreements, Class B shareholders will enter into Weaned Pig Purchase Agreements and Class C shareholders will enter Class C Weaned Pig Purchase Agreements, (ii) each share of Class A or Class B stock would entitle the holder to one vote per share and each share of Class C stock would entitle the holder to three-fourths of vote per share (with Class A, Class B and Class C stockholders voting together on most matters); the Class A, Class B and Class C stockholders would vote as separate classes on any amendment to the Articles of Incorporation that adversely affects one class as compared to the other and as required by law, and (iii) in the event of a liquidation of the Registrant, the distribution among stockholders of the remaining assets would be made in proportion to the sum of (a) the consideration received by the Registrant for the stockholder's shares of stock, plus (b) the principal payments made on the debt incurred to develop the production facilities that relate to the stockholder's shares of stock. No shares of Class B or Class C Common Stock have been issued as of the date of this report. The amendments to the Registrant's Articles of Incorporation and Bylaws also provided that the calculation of the Registrant's net margins for purposes of making patronage distributions would be determined using net income under GAAP rather than taxable income.

Item 4.  Submission of Matters to a Vote of Security Holders

     Two special meetings of the members of the Registrant were held during the quarter ended May 31, 1997. The first meeting of the members was held on Monday, April 14, 1997 and the second meeting of the members was held on Wednesday, May 21, 1997.

     The following matters were submitted to a vote at the April 14, 1997 special meeting of members:

     Item 1. Certain proposed amendments to the Registrant's Articles of Incorporation were adopted and approved by the members, which amendments authorize a second class of the Registrant's capital stock by redesignating 5,000 of the Registrant's 10,000 authorized shares of common stock as Class B common stock, and establish certain relative powers, preferences, rights, qualifications, limitations and restrictions of each class of the Registrant's capital stock. The votes cast by members with respect to this matter was as follows:

     FOR: 67        AGAINST:  1         ABSTAIN:  0

     Item 2. Certain proposed amendments to the Registrant's Bylaws were adopted and approved by the members, which amendments establish certain relative powers, preferences, rights, qualifications, limitations and restrictions of each class of the Registrant's capital stock. The votes cast by members with respect to this matter was as follows:

     FOR: 68        AGAINST:  0         ABSTAIN:  0

     No broker non-votes were received at the April 14, 1997 special meeting.

     The following matters were submitted to a vote at the May 21, 1997 special meeting of members:

     Item 1. Certain proposed amendments to the Registrant's Articles of Incorporation were adopted and approved by the members, which amendments
authorize a third   class of the Registrant's capital stock by redesignating
2,500 of the Registrant's     5,000 authorized shares of Class B common stock as
Class C common stock, and     to establish certain relative powers, preferences,
rights, qualifications, limitations     and restrictions of each class of the
Registrant's capital stock.  The votes cast by    the members with respect to
this matter was as follows:

     FOR: 69        AGAINST:  0         ABSTAIN:  0

     Item 2. Certain proposed amendments to the Registrant's Bylaws were adopted and approved by the members, which amendments establish certain relative powers, preferences, rights, qualifications, limitations and restrictions of each class of the Registrant's capital stock. The votes cast by the members with respect to this matter was as follows:

     FOR: 69        AGAINST:  0         ABSTAIN:  0

     No broker non-votes were received at the May 21, 1997 special meeting.



Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended May 31, 1997.

   27       Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended May 31, 1997.


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

Dated:  July 14, 1997