Form 10KSB
period 1997-08-31
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1997-11-26
CIK 927536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934]

     For the Fiscal Year Ended August 31, 1997
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________.

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

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $13,669,706.

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE OFFERING PRICE FOR THE ISSUER'S COMMON STOCK IN THE ISSUER'S ONGOING PUBLIC OFFERING AS OF NOVEMBER 25, 1997, IS $2,660,000. AS OF NOVEMBER 25, 1997, THE ISSUER HAD 119 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND 36 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES [  ]    NO [X]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


GENERAL

     Alliance Farms Cooperative Association ("Alliance" or the "Company") is a cooperative association engaged in the production of feeder pigs for sale to its members who own shares of its Class A Common Stock, and intends to engage in the production of weaned pigs for sale to its members who own shares of its Class B Common Stock or Class C Common Stock. The Company was formed as a cooperative association under the laws of the state of Colorado on May 3, 1994, but did not engage in any business activity until July, 1994. The Company's predecessor, Yuma Feeder Pig Limited Liability Company ("Yuma LLC"), was formed in October, 1991 and commenced shipment of feeder pigs from its 2,450-sow feeder pig production facility in March, 1993. On July 13, 1994 (July 9, 1994 for accounting purposes), the Company acquired the entire equity ownership rights and interests in Yuma LLC from Farmland Industries, Inc. ("Farmland") and Yuma Farmers Milling and Mercantile Cooperative Company ("Yuma Cooperative"), and thereupon Yuma LLC was dissolved and liquidated and its assets, liabilities and feeder pig production operations were assigned to and assumed by Alliance.

     The Company's principal executive offices are located at 302 Idlewild Street, Yuma, Colorado 80759, and its telephone number is (970) 848-3231. Unless the context otherwise requires, the terms "Alliance" and the "Company," as used in this report, refer to Alliance Farms Cooperative Association and its predecessor, Yuma LLC.

DESCRIPTION OF BUSINESS

     GENERAL. The Company is a cooperative association engaged in the production of feeder pigs for sale to its members who own shares of its Class A Common Stock, and intends to engage in the production of weaned pigs for sale to its members who own shares of its Class B Common Stock or Class C Common Stock. As of August 31, 1997, the Company owned and operated five 2,450-sow feeder pig production facilities located in Yuma County, Colorado (approximately 150 miles east of Denver), one 2,450-sow feeder pig production facility located in Wayne County, Illinois (approximately 100 miles east of St. Louis, Missouri), and was in the process of developing one additional feeder pig facility of comparable size in Wayne County, Illinois. As of the date of this report, the Company has commenced preliminary development activities with respect to a sixth 2,450-sow facility in Yuma County, Colorado. See "Description of Business--Expansion" and "Description of Property" under Item 2.

     The Company's business strategy is to produce feeder pigs and weaned pigs for sale to its members at competitive prices by utilizing modern facilities, management practices designed to maximize productivity and high quality genetically consistent breeding stock. The Company intends to expand its existing feeder pig production operations by using the net proceeds from the sale of additional shares of its Class A Common Stock, together with term debt borrowings, to develop or acquire and thereafter operate additional 2,450-sow feeder pig production facilities, and to develop weaned pig production operations by using the net proceeds from the sale of shares of its Class B Common Stock or Class C Common Stock, together with term debt borrowings, to develop or acquire and thereafter operate 2,450-sow weaned pig production facilities. In this regard, the Company intends to use the net proceeds from the sale of each block of 17 shares of Class A Common Stock, together with term debt borrowings, to develop or acquire one such feeder pig production facility, to use the net proceeds from the sale of each block of 18 shares of Class B Common Stock, together with term debt borrowings, to develop or acquire one such weaned pig production facility, and to use the net proceeds from the sale of each block of 24 shares of Class C Common Stock, together with term debt borrowings, to develop or acquire one such weaned pig production facility. As of the date of this report, however, the Company has reached an agreement with the Company's existing lender and Farmland concerning the provision of 100% debt financing for the development of a sixth Colorado feeder pig production facility, until the Company's next issuance and sale of a block of 17 shares of Class A Common Stock, at which time the up to $1,360,000 of debt financing provided by Farmland, together with interest thereon, must be repaid. See "Description of Business--Financing." No assurances can be given that the Company will develop additional feeder pig production facilities or weaned pig production facilities, that the Company will obtain the financing required for any such development, whether through the sale of additional shares of capital stock or the incurrence of additional indebtedness, or that the Company will sell any additional shares of capital stock.

     Operation of the Company's facilities is the responsibility of the management staff of the Company. The Company has contracted with Farmland to provide certain administrative services to the Company, including accounting, production record keeping, feed and other input purchasing, employee training, and breeding stock replacement logistics. Farmland will be paid one dollar ($1.00) for each feeder or weaned pig sold by the Company as partial compensation for Farmland's provision of such services. Farmland also pays Alliance a $10.00 per pig royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement. See "Description of Business -- Employees," "Directors and Executive Officers" under Item 9, and "Certain Relationships and Related Transactions" under
Item 12.

     The Company has entered into contractual arrangements with certain of its members, including Farmland and Yuma Cooperative. Pursuant to the Swine Production Services Agreement between the Company and Farmland, Farmland has agreed to provide certain administrative, advisory and consulting services to the Company. Pursuant to the Feed Purchase Agreement between the Company and Yuma Cooperative, Yuma Cooperative has agreed to provide Alliance with feed-grains and feed additives for the production of feed at Yuma Cooperative's contract rates. Farmland and Yuma Cooperative, as members, have contracted to purchase a share of the feeder pigs to be produced by the Company under the same terms required of the Company's other members. Commencing on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members (other than Farmland and Yuma Cooperative), the price paid by Farmland and Yuma Cooperative for feeder pigs has been under terms comparable to those applicable to the Company's members pursuant to the Feeder Pig Purchase Agreements. Finally, the Company has agreed to provide Farmland the first opportunity to purchase any feeder and weaned pigs produced by the Company in excess of the Company's supply commitments to other members or that other members have failed to purchase during the term of the Swine Production Services Agreement (and in no event less than the five-year period ending July 13, 1999). The Company intends to cause any such excess production of weaned pigs, however, to be retained by the Company for development into feeder pigs. See "Certain Relationships and Related Transactions" under Item 12 and "Description of Business -- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements."

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

     Production Differentiation. In addition to the increasing concentration of hog production in larger scale facilities, hog production increasingly has become differentiated between feeder pig production operations (which includes operations relating to the production of weaned pigs) and pig finishing operations. The Company believes that this is partly the result of three-site management practices which dictate the separation of production into three stages: breeding through farrowing; nursery; and finishing; with each phase of production being conducted in separate locations to minimize the risk of
transmission of disease.   In producing feeder pigs, the Company engages in the
first two of these stages of production, while the Company's production of weaned pigs will involve only the first of these stages of production.

     Production of feeder and weaned pigs -- which is less dependent upon variable feed cost and more dependent upon herd health, facilities and breeding stock investment -- is increasingly being conducted in specialized facilities. Finishing of hogs to market weight, the economics of which are principally driven by feed cost, is increasingly handled by producers engaged exclusively in the finishing of hogs, with many of those producers finishing hogs under contract to the producer of the feeder pig. The Company believes that this increasing specialization is attributable to the capital intensive nature of farrowing operations and the complexity of management.

     BREEDING STOCK. Fully populated, each of the Company's feeder and weaned pig production facilities which is either in existence, under development or proposed is anticipated to be stocked with approximately 2,450 sows. The Company intends to maintain an adequate population of female-line grandparent stock in its multiplier units to produce commercial gilts for use by the Company in any future facilities development or to replace the commercial herd as it is culled or lost to death. Barrows and any excess gilts from the multiplier units will be sold by the Company as feeder pigs.

     The Company's feeder pigs have been and will continue to be produced from genetically consistent breeding stock. The Company currently utilizes breeding stock from both DeKalb Swine Breeders and Pig Improvement Company ("P.I.C."), but is discontinuing the use of breeding stock obtained from DeKalb Swine Breeders and is repopulating its Colorado facilities. As further improvements in genetics are recognized, the characteristics of the Company's breeding stock may change. The Company intends to continually evaluate the cost and characteristics of breeding stock developed by other producers, and, in the Company's discretion, to populate all or a portion of its facilities with such breeding stock.

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

     Alliance implemented an artificial insemination ("AI") program in its Colorado operations and plans to use AI in its other facilities. Although no assurances can be given, Alliance believes that the use of AI will allow more rapid improvements in carcass quality and assist in maintaining higher health status of the herds.

     Alliance is engaged in the depopulation of its five operational feeder pig production facilities located in Yuma County, Colorado in order to repopulate these units with P.I.C. females. It is anticipated that sourcing for this repopulation will be from Alliance's Illinois facility, which is a P.I.C. multiplier unit. Although no assurances can be given, management believes this change eventually will improve both productivity and health of the sow units and may result in improved production results in both nursery and finishing pig performance. Repopulation began in August 1997 with P.I.C. feeder pigs first being made available in October 1997. Completion of the repopulation project is anticipated to occur by June 1998.

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

     The Company's Feed Purchase Agreement with Yuma Cooperative provides for the Company's purchase of feed manufactured by Yuma Cooperative on a delivered cost basis to be determined based upon a fixed charge for the grinding, mixing, and delivery of feed ($14.51 per ton as of November 1, 1997), in addition to the
actual delivered cost of the feed ingredients.   Feed rations which are pelleted
are subject to a surcharge ($7.24 per ton as of November 1, 1997). Both the fixed charge and the surcharge are subject to annual increases in November of each year corresponding to any increases in the Consumer Price Index -- Retail Items. Corn provided by Yuma Cooperative for use in feed generally is sold to the Company at delivered cost plus, in the absence of available Company grain storage facilities, a $.10 per bushel handling fee. The Company has the right under the Feed Purchase Agreement, in its sole discretion, to purchase and provide its own corn for feed manufacturing. Corn and soybean meal may be substituted from time to time with other ingredients meeting equivalent nutritional requirements based upon temporal price differentials. See "Description of Business -- Sale of Animals" and "Certain Relationships and Related Transactions" under Item 12.

     The Company believes that feed costs presently account for approximately 35% to 40% of the cost of producing a feeder pig and for approximately 20% and 25% of the cost of producing a weaned pig. The principal components of swine feed are corn and soybean meal, which are commodities subject to substantial fluctuations in cost due to changing market conditions, seasonality, and regional variations. While the Company intends to recover changes in feed costs by making corresponding adjustments in the selling prices for its feeder and weaned pigs, the actual changes in the sales price of feeder and weaned pigs will lag changes in feed cost because the Company determines the cost of feeder pigs on a twelve month historical rolling average basis and intends to determine the cost of weaned pigs on a five month historical rolling average basis. This pricing method may adversely impact the Company's operations in the event of sudden movements, or continual increases, in the cost of feed or other inputs. See "Certain Relationships and Related Transactions" under Item 12, "Description of Business -- Sale of Animals" and "Description of Business -- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements."

     SALE OF ANIMALS. The Company intends to sell its feeder and weaned pigs to its members. Accordingly, the Company has contracted with its members (and intends to contract with any new members) for the sale of the feeder and weaned pigs produced at the Company's facilities. Feeder Pig Purchase Agreements have been and are to be executed by members and prospective members as a condition to subscribing for shares of the Company's Class A Common Stock. Weaned Pig Purchase Agreements are to be executed by prospective members as a condition to subscribing for shares of the Company's Class B Common Stock. Class C Weaned Pig Purchase Agreements are to be executed by prospective members as a condition to subscribing for shares of the Company's Class C Common Stock. Except as otherwise specifically described herein, the provisions of the Weaned Pig Purchase Agreements and the Class C Weaned Pig Purchase Agreements are substantially identical. Members in the Company are and will be required to purchase, and the Company is and will be required to sell, lots of feeder pigs produced by the Company in amounts proportionate to the respective member's pro rata share of the Company's Class A Common Stock, but in no event greater than two and seven-tenths (2.7) lots per share of Class A Common Stock on a prospective rolling 12-month basis. Presently, each share of Class A Common Stock held in the Company will entitle the respective member to contract to purchase one delivery allotment per 119-allotment block made available to the members under the Feeder Pig Purchase Agreements. Similarly, members in the Company will be required to purchase, and the Company will be required to sell, lots of weaned pigs produced by the Company that are to be sold to members in amounts proportionate to the respective member's pro rata share of the Company's Class B Common Stock or Class C Common Stock, as the case may be, but in no event greater than two and seven-tenths (2.7) lots per share of Class B Common Stock on a prospective rolling 12-month basis and in no event greater than two and one-tenth (2.1) lots per share of Class C Common Stock on a prospective rolling 12-month basis. The Company intends to allocate its production of weaned pigs from all facilities between those that are to be sent to nurseries and developed by the Company into feeder pigs, on the one hand, and those that are to be sold as weaned pigs, on the other hand, in the same proportion that the number of the Company's operating feeder pig production facilities bears to the number of the Company's operating weaned pig production facilities. The lots of feeder and weaned pigs purchased by the respective member from time to time will not necessarily be produced from the same feeder or weaned pig production facility. In the event that the Company issues additional shares of Common Stock for the construction of additional feeder or weaned pig production facilities, the number of participants in the allotment of feeder or weaned pigs, as the case may be, will be increased, although such increase is not anticipated to materially change an investor's right to receive his anticipated allotment of pigs. Casualty to the Company's facilities, diminished breeding stock productivity or extreme mortality or morbidity, among other adverse circumstances, could reduce the number of feeder or weaned pigs available for purchase by members and increase the price of pigs under the Feeder Pig Purchase Agreements or Weaned Pig Purchase Agreements. See "Factors That May Affect Future Results of Operations, Financial Condition or Business" under Item 6.

     If the Company is successful in implementing its business plan and any new feeder and weaned pig production facilities are developed on schedule, the initial lots of feeder pigs resulting from the development and expansion of the Company's feeder pig production operations are not expected to be available to new investor members for up to 13 to 15 months after completion of the sale of a minimum block of 17 shares of Class A Common Stock to such members and the initial lots of weaned pigs resulting from the development of the Company's weaned pig production operations are not expected to be available to new investor members for up to 11 to 13 months after completion of the sale to such members of a minimum block of 18 shares of Class B Common Stock or a minimum block of 24 shares of Class C Common Stock, as the case may be. New investor members will not be entitled to purchase pigs from the Company until such time. Members in the Company are required to contract for the purchase of Qualifying Pigs (as that term is defined in the Feeder Pig Purchase Agreement or Weaned Pig Purchase Agreements, as the case may be) from the Company's facilities. Each such contract, or Feeder Pig Purchase Agreement or Weaned Pig Purchase Agreements, as the case may be, constitutes an irrevocable ten-year commitment. Each lot of pigs purchased by a member pursuant to any such Agreement will be priced based upon the following factors: the financing cost per pig, the operating cost per pig, and a production margin of $4.50 per pig, in the case of feeder pigs, and of $0 to $4.50 per pig (as determined by the Company in its discretion), in the case of weaned pigs (all as defined in such Agreement). In the event that a member fails at least twice to perform his purchase obligation under such Agreement, such member will be in default, which default may result in the relinquishment of his purchase rights under such Agreement. For each ten shares of Common Stock owned by a member, the number of such failures that will result in a default is increased by one. A member's failure to perform his purchase obligation, among other circumstances, also may result in the Company's foreclosure on its security interest granted in the member's Common Stock. In addition, the member will be responsible for the damages and expenses incurred by the Company as a result of any failure to purchase, pay for, and take delivery of any lot of Qualifying Pigs under the Feeder Pig Purchase Agreement or Weaned Pig Purchase Agreements, as the case may be, including (a) damages equal to the difference between the price payable by the member for the Qualifying Pigs that member has failed to purchase, pay for, and take delivery under the Agreement and the then current market price for feeder or weaned pigs, as the case may be, (b) $3,000, which amount is intended to cover the Company's administrative and other costs and expenses associated with such failure, and
(c) all costs of collection, enforcement, and prosecution of the Company's rights and remedies. If the Company produces feeder pigs in excess of two and seven-tenths (2.7) lots per share of Class A Common Stock on a prospective rolling 12-month basis or produces weaned pigs in excess of two and seven-tenths (2.7) lots per share of Class B Common Stock or two and one-tenth (2.1) lots per share of Class C Common Stock on a prospective rolling 12-month basis, the Company may sell such excess production to non-members, or retain such excess production for the Company's own purposes, in lieu of selling such excess production pursuant to the Feeder Pig Purchase Agreements or Weaned Pig Purchase Agreements, as the case may be. The Company has agreed in its Swine Production Services Agreement with Farmland to provide Farmland the first opportunity to purchase any such excess production and any feeder or weaned pigs that members have failed to purchase during the term of said Agreement (and in no event less than the five-year period ending July 13, 1999). The Company intends to cause any such excess production of weaned pigs, however, to be retained by the Company for development into feeder pigs. See "Description of Business -- Feeder Pig Purchase Agreement" and "-- Feeder Pig Purchase Agreement," "Certain Relationships and Related Transactions" under Item 12, and "Absence of Market" under Item 5.

     As of the date of this report, the Company has reached an agreement with the Company's existing lender and Farmland concerning the provision by such lender and Farmland of 100% debt financing for the development of a sixth Colorado feeder pig production facility. See "Description of Business-- Financing." In connection with obtaining this financing, Farmland has contracted to purchase, until the first to occur of the expiration of one year and the date on which Farmland is repaid on its loan, the marginal increase in Alliance's production of feeder pigs (approximately 46 lots of feeder pigs on a prospective rolling 12-month basis) resulting from the development of the facility constructed using the proceeds of such financing. Farmland's purchase of such feeder pigs would be under substantially the same terms required of the Company's members pursuant to the Feeder Pig Purchase Agreements, except that the purchase price for pigs does not include the $4.50 per pig production margin. See "Description of Business--Feeder Pig Purchase Agreement."

     COMPETITION. The feeder and weaned pig production business is competitive and fragmented among family-owned and investor-owned farms and large-scale agribusiness pig production operations. Feeder and weaned pigs are available at sale barn auction, markets such as Farmland's Pig Finder(R) electronic pig auction market, and under contract from producers. Competition is based upon price, product consistency and quality, ability to deliver the required quantities and ability to meet delivery schedules. Although there are a great number of operations that compete with the Company, as discussed elsewhere in this report, the Company has contracted with its members (and intends to contract with any new members) for the sale of feeder and weaned pigs produced at the Company's facilities. If the Company produces pigs in excess of its supply commitments to members, however, the Company may sell such excess production to non-members. The Company believes that its most important competitive strengths are its ability to provide competitive pricing and the quality and consistency of the feeder pigs produced by it. See "Description of Business -- Business Environment" and "Description of Business -- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements."

     EXPANSION. Expansion is an important element of the Company's business plan. The Company's present intent is to construct or acquire (a) two 2,450-sow feeder pig production facilities (including the Company's sixth Colorado facility currently under development) in addition to the Company's existing facilities, following completion or acquisition of which the Company will be operating a total of nine such facilities, and (b) six 2,450-sow weaned pig production facilities, following completion or acquisition of which the Company will be operating a total of six such facilities. The ability of the Company to construct or acquire each of such two feeder pig production facilities is subject to it obtaining at least $3,940,000 of net financing proceeds (at least $7,880,000 in the aggregate for two facilities), and the ability of the Company to construct or acquire each of such six weaned pig production facilities is subject to it obtaining at least $3,100,000 of net financing proceeds (at least $19,160,000 in the aggregate for six facilities). As an alternative to developing additional 2,450-sow pig production facilities, the Company may choose to develop a pig production facilities having twice the capacity. In such event, the financing required would have to be correspondingly larger. As of the date of this report, the Company has commenced preliminary development activities with respect to a sixth feeder pig production facility in Yuma County, Colorado in anticipation of obtaining such necessary financing. In anticipation of the Company's next issuance and sale of a block of 17 shares of Class A Common Stock, the Company has reached an agreement with the Company's existing lender and Farmland concerning the provision of 100% debt financing for the development of such sixth Colorado facility. No assurances can be given that the Company will obtain the equity or debt financing required for the development of additional facilities. See "Description of Business--Financing."

     The Company believes that substantial economies of scale will be realized in the event that the Company is able to expand beyond the two feeder pig production facilities and six weaned pig production facilities that the Company presently intends to construct or acquire. These additional economies are expected to include savings and enhancements in the production of breeding stock, economies in the production of feed, and enhancement of management and labor productivity. The Company intends to pursue expansion of its operations as financial, managerial and other resources become available. No assurance can be given as to when or if such resources will become available to Alliance so as to allow it to proceed with such expansion.

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

     FINANCING. The ability of the Company to implement its business strategy and (a) construct or acquire additional feeder pig production facilities is subject to it obtaining at least $3,940,000 of net financing proceeds with respect to each such facility, and (b) construct or acquire new weaned pig production facilities is subject to it obtaining at least $3,100,000 of net financing proceeds with respect to each such facility. In this regard, the Company is engaged in a public offering of shares of its Common Stock. In addition to the proceeds to be received from the possible issuance of additional shares of Common Stock, the Company would be required to obtain additional funds through secured term debt borrowings. The Company anticipates that (a) with respect to each minimum block of 17 shares of Class A Common Stock issued by the Company at an aggregate price of $1,360,000, the Company would be required to borrow approximately $2,720,000 of term debt borrowings in order to construct one new feeder pig production facility and related support facilities, to purchase breeding stock, and to provide working capital for operations, (b) with respect to each minimum block of 18 shares of Class B Common Stock issued by the Company at an aggregate price of $1,080,000, the Company would be required to borrow approximately $2,160,000 of term debt borrowings in order to construct one new weaned pig production facility and related support facilities, to purchase breeding stock, and to provide working capital for operations, and (c) with respect to each minimum block of 24 shares of Class C Common Stock issued by the Company at an aggregate price of $1,080,000, the Company would be required to borrow approximately $2,160,000 of term debt borrowings in order to construct one new weaned pig production facility and related support facilities, to purchase breeding stock, and to provide working capital for operations. The amount of this proposed financing has been determined based upon the anticipated capital expansion and business operations needs of the Company and the anticipated net proceeds from the issuance of shares of Common Stock.

     On May 19, 1995, the Company entered into various loan documents with CoBank, ACB ("CoBank") related to a $23,600,000 secured credit facility. This credit facility provides for up to $18,850,000 of non-revolving term debt and $4,750,000 of revolving term credit. Proceeds from the term debt may be used for construction of feeder pig production facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from revolving term credit may be used for working capital and other purposes. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions precedent and may be withdrawn or terminated by CoBank under certain circumstances. No assurances can be given that the funding conditions precedent will be satisfied and that the Company will be able to obtain sufficient financing when needed, or that alternative sources of financing will be available on acceptable terms. In addition, the unused portion of the credit facility expires December 31, 1997 (extended from the original February 28, 1997 expiration date) with respect to the non-revolving term debt and June 20, 2006 with respect to the revolving term credit. The Company has obtained a commitment from CoBank for an approximately $35,255,000 credit facility to replace the existing credit facility and to provide debt financing for use in the development of feeder and weaned pig production facilities. As of the date of this report, Alliance was engaged in negotiations with CoBank concerning the preparation of definitive loan documentation with respect to such commitment.
No assurances can be given that such negotiations will be successful and that definitive loan documentation will be entered into on favorable terms, if at all. As of the date of this report, the Company has not obtained a credit facility for construction of weaned pig production facilities but, as mentioned above, has obtained a commitment for such a credit facility from CoBank.

     The availability of non-revolving term debt and revolving term credit under the existing CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of August 31, 1997, $223,869 of term loans were immediately available to the Company, $211,000 of terms loans were available upon CoBank's final acceptance and approval of the feeder pig production facilities then under development, and $938,131 of revolving term credit was immediately available. The availability of the unused $4,220,000 term loan and $1,220,000 revolving term credit under the CoBank credit facility is restricted and may be made available to the Company only to the extent that additional equity investment is made in the Company. With respect to each additional equity investment of $1,360,000 obtained by the Company (e.g., 17 shares of Class A Common Stock sold for at least $80,000 each), the Company is entitled to obtain advances under the credit facility of $2,720,000 ($2,110,000 of term loans and $610,000 of revolving term credit), up to an aggregate of $8,160,000. As more fully described below, as of the date of this report, the Company has agreed with CoBank and Farmland that it may obtain an advance under the CoBank credit facility of $2,720,000 and a loan from Farmland of $1,360,000, without the necessity of satisfying the additional equity investment requirement.

     Prior to any advance being made by CoBank under the existing credit facility, certain conditions precedent must be addressed to CoBank's satisfaction, including but not limited to (i) provision of environmental audits respecting the Company's realty, (ii) obtaining performance bonds and lien payment bonds and builder's risk casualty insurance respecting such construction, (iii) obtaining a chain of title and title insurance respecting the Company's realty, and (iv) provision of evidence that CoBank has a perfected first priority lien on all security for the Company's obligations. It is anticipated that the actual advance of funds under the replacement credit facility being negotiated would subject to the satisfaction of similar conditions precedent. No assurances can be given that any funding conditions precedent will be satisfied and that the Company will be able to obtain sufficient financing when needed, or that alternative sources of financing will be available on acceptable terms. As of August 31, 1997, the outstanding balance of loans made by CoBank under the existing credit facility was $14,967,000.

     As a temporary alternative to funding an expansion of the Company's operations with a combination of debt and equity financing, as of the date of this report CoBank and Farmland have agreed to the provision of 100% debt financing. This financing alternative was obtained in connection with the commencement of preliminary development activities on a sixth feeder pig production facility in Yuma County, Colorado (and previously was used in the development of the Company's second Illinois feeder pig facility). See "Description of Business--Expansion." Such financing consists of $2,110,000 of non-revolving term debt and $610,000 of revolving term debt obtained from CoBank
and $1,360,000 of subordinated non-revolving term debt from Farmland.    See
"Description of Property" under Item 2 and "Certain Relationships and Related Transactions--Farmland--Real Estate Loans" under Item 12.

     The CoBank portion of this financing is being provided under the Company's existing credit facility. The Farmland portion of this financing is being provided on terms substantially identical to those applicable to the $1,360,000 loan previously made by Farmland to Alliance for the development of a second feeder pig production facility in Wayne County, Illinois. See "Certain Relationships and Related Transactions--Farmland--Real Estate Loans." In this regard, the Farmland portion of this financing provides for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. The payment schedule for the Farmland loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of the outstanding loan balance to be made upon the earlier of
(i) the Company's next issuance and sale of a minimum block of 17 shares of Common Stock, and (ii) the expiration of ten years. Alliance's obligation to Farmland is secured by a mortgage/deed of trust on the facilities constructed with the proceeds of the loan, which mortgage/deed of trust is second in priority to that of CoBank. In addition, Farmland has agreed to purchase all feeder pigs produced at the facility that is constructed using the proceeds of the Farmland loan until the first to occur of the expiration of one year and the date on which Farmland is repaid on its loan. See "Description of Business-- Sale of Animals." As a result of the larger portion of indebtedness associated with this financing alternative (and the higher debt service related thereto) as compared with the debt and equity alternative discussed above, the net proceeds from the issuance of shares of Common Stock that would be required must be correspondingly greater in order to provide for the balloon payment of principal and required installments of interest under the Farmland loan. There can be no assurance that the Company would be successful in selling shares of Common Stock at prices that are sufficient to provide the net proceeds required, or that the Company will sell any shares of Common Stock.

     In connection with the Company's acquisition of certain real property in Yuma County, Colorado, the Company borrowed $760,000 from Farmland. This loan is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate. The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term. See "Description of Property" under Item 2 and "Certain Relationships and Related Transactions-- Farmland--Real Estate Loans" under Item 12.

     The existing CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the loan terms with respect to the initial $8.3 million of non-revolving term loans are to be made in 114 monthly installments of $72,500 each, beginning January 20, 1996, with the remaining unpaid balance being due and payable on July 20, 2005. Principal payments pursuant to the loan terms with respect to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $18,700 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. Principal payments pursuant to the loan terms with respect to the revolving term loan are to be made in 24 equal monthly installments of the principal that is outstanding as of the June 20, 2006 expiration of the revolving loan commitment, beginning on the 20th day of the month following the payment in full of the new non-revolving term loan (but in no event later than March 20, 2008). Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus 1.25%, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of August 31, 1997, interest accrued on the outstanding principal balance of the loan at a rate of 9.75% per annum (calculated by adding 125 basis points to CoBank's national variable rate of 8.50% in effect as of such date). The interest rate(s) applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. As of August 31, 1997, no reductions in the Company's interest rate had been made. The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto or, if the CoBank loan is refinanced by another lender, a surcharge in an amount sufficient (on a present value basis) to enable CoBank to maintain the yield it would have earned on the amount repaid for the period such amount was scheduled to be outstanding at a fixed rate.

     In obtaining the initial non-revolving CoBank loan, the Company was required to pay a $50,000 origination fee as well as make an equity investment in CoBank of $1,000. In addition, the Company paid a $36,000 origination fee in connection with the refinancing of its existing CoBank loan, and will be required to pay a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance.
In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing Feeder Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least $2,250,000 of equity, plus $550,000 of equity for each facility developed by the Company after its initial four facilities ($3,900,000 of equity was required at August 31, 1997 and the Company had $6,496,168 of equity at such date), (ii) maintenance of modified working capital (calculated as current assets, plus available revolving term credit, minus current liabilities (excluding the current portion of term debt payments)) of at least $210,000, plus $98,000 of modified working capital for each facility developed by the Company after its initial four facilities ($504,000 of modified working capital was required at August 31, 1997 and the Company had $2,086,406 of modified working capital at such date), (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. The Company was in compliance with each of these covenants as of August 31, 1997.

     On October 21, 1997, Alliance and CoBank entered into a commitment letter for the provision by CoBank of financing for the debt portion of the construction of six 2,450-sow weaned pig production facilities, related support facilities and initial breeding stock associated with each unit and to restate and modify the terms and conditions of the existing loan agreements, including commitments for financing the debt portion of up to three 2,450-sow feeder pig facilities, related support facilities, initial breeding stock and capitalized start up costs associated with each unit. This credit facility would provide for up to $21,120,000 of construction loan commitments, $27,595,000 of non-revolving term debt and $7,660,000 of revolving term credit. Under this proposed new credit facility, proceeds from the construction loan debt are used for construction of facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from the non-revolving and revolving term credit are used to repay the construction debt upon completion of a facility, and for working capital and other purposes.

     The proposed new credit facility provides for the monthly payment of principal and interest. The existing non-revolving term loans are to be re-amortized effective August 31, 1998. Each new tranche of non-revolving term credit will be repaid with monthly interest payments and with 97 monthly principal payments of $21,800 for feeder pig facilities and $17,300 for weaned pig facilities to begin 18 months after the initial advance on each new construction loan commitment. The revolving credit will be repaid on August 30, 2010 and will decrease in 40 equal amounts at the end of each of the Company's fiscal quarters based on the amount of available commitment at August 30, 2000. Alliance will also be subject to maintaining compliance with various financial and other covenants to be specified in a new loan agreement. Alliance presently is engaged in negotiations with CoBank concerning the execution and delivery of a new loan agreement. No assurances can be given that such negotiations will be successful and that Alliance will enter into an agreement having provisions satisfactory to it.

     WASTE DISPOSAL AND ENVIRONMENTAL MATTERS. Several environmental requirements potentially are applicable to feeder and weaned pig production operations such as those conducted or proposed to be conducted by the Company. Generally, these requirements take the form of federal statutory and regulatory requirements that are, in some cases, reflected in similar state requirements. In other instances, state or local requirements may exist separately and without federal precedent.

     The principal environmental regulations with which the Company must comply are related to the handling and disposal of waste water generated at the Company's facilities. The federal Clean Water Act generally prohibits the discharge of pollutants into the waters of the United States. The Environmental Protection Agency ("EPA") has further issued regulations that prohibit the discharge of waste water from animal feedlot operations into the waters of the United States, except under certain circumstances when excessive rainfall runoff added to existing process waste water exceeds the design capacity of the waste water handling and treatment facilities. These regulations therefore generally require that waste water handling and treatment facilities for "animal feedlots" (which term is defined broadly enough to cover the Company's operations) be of a non-discharge nature.

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

     Each feeder or weaned pig production facility is or will be designed to enable the removal of animal waste by means of emptying shallow pits located under the slatted floors of each facility. Animal waste falls through the slatted floor into the pit which is filled with water. Periodically, each pit is drained and refilled. Waste water drained from a pit is moved into a lagoon system for treatment. All lagoons must be of a size adequate to accommodate the anticipated volume of waste water to be generated together with storm water runoff. Further, each lagoon must be lined with a material that prevents or inhibits the seepage of waste water into the ground water below.

     Cost of design and construction of waste water treatment systems vary by facility based upon the characteristics of each individual site. The Company has estimated that the cost of construction of lagoons and the attendant pumps and piping required to handle the waste water generated at each feeder or weaned pig production facility will range from approximately $100,000 to $135,000. Ongoing expenditures to handle waste water consist principally of expenditures for utilities and maintenance. Such ongoing expenditures do not constitute a significant operating cost to the Company.

     EMPLOYEES. Operating management of each of the Company's existing and future facilities will be the responsibility of each respective production facility's General Manager. The General Manager will have overall responsibility for the operation of the facility. Additional department managers likely will oversee the breeding/gestation, farrowing, and nursery departments. It is anticipated that each facility under development or proposed will employ eleven persons in breeding through farrowing operations, including management and laborers.

     Pursuant to the Swine Production Services Agreement between the Company and Farmland, Farmland has agreed to assist in providing certain administrative services to the Company, including the coordination of the Company's training of personnel to be employed by the Company and the selection of employees.

     As of August 31, 1997, the Company employed 123 persons, of whom 122 were full-time employees and one was a part-time employee. Of the Company's 122 full-time employees, 13 employees are assigned to perform various facilities operation services for Pig Producers I, L.P. ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest. Pig Producers is engaged in the production of feeder pigs from a 2,450-sow feeder pig production facility located in Yuma County, Colorado. The Company is reimbursed by Pig Producers for all wages, benefits and other costs attributable to the Alliance employees performing services for Pig Producers. See "Certain Relationships and Related Transactions--Farmland" under Item 12. The Company is not a party to any collective bargaining agreement and considers its relationship with employees to be satisfactory.

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

     Purchase. The Company intends to sell feeder pigs that meet particular minimum weight, health, nutrition and genetic quality standards to members of the Company who have entered into a Feeder Pig Purchase Agreement with the Company. Feeder pigs that meet such standards, as set forth in the Feeder Pig Purchase Agreement, are referred to as "Qualifying Pigs." Pursuant to the terms of the Feeder Pig Purchase Agreement, the member of the Company is required to purchase, and the Company is required to sell, Qualifying Pigs in lots of no less than 900, and no more than 1,000, Qualifying Pigs per lot, as determined by the Company. Such lots of feeder pigs are to be made available to members of the Company on a rotating schedule determined and implemented by the Company, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate ownership interest in the Company's outstanding Class A Common Stock and the actual production of Qualifying Pigs from the Company's facilities. If the Company is successful in implementing its business plan and the proposed new feeder pig production facilities are developed on schedule, the initial lots of feeder pigs resulting from the development and expansion of the Company's feeder pig production operations are not expected to be available to new investor members for up to 13 to 15 months after completion of the sale of a minimum block of 17 shares of Class A Common Stock to such members. New investor members will not be entitled to purchase feeder pigs from the Company until such time. In the event that the production of feeder pigs exceeds two and seven-tenths (2.7) lots per share of Class A Common Stock on a prospective rolling 12-month basis, the Company may sell such excess production to non-members, or retain such excess production for the Company's own purposes, in lieu of selling such excess production pursuant to the Feeder Pig Purchase Agreements. Members will not be entitled to purchase any excess production of feeder pigs. The Company has agreed in its Swine Production Services Agreement with Farmland to provide Farmland the first opportunity to purchase excess feeder pigs produced by the Company during the term of said Agreement (and in no event less than the five-year period ending July 13, 1999). See "Certain Relationships and Related Transactions -- Farmland" under Item 12.

     Price. The Company intends to sell Qualifying Pigs, subject to adjustment for weight as described below, pursuant to a pricing formula consisting of the sum of the following factors: the financing cost per pig, the operating cost per pig, and a $4.50 per pig production margin. The financing cost per pig applicable to a member is to be determined on a rolling 12-month prospective basis and will be equal to the quotient obtained by dividing (i) the sum of the anticipated required payments of principal and interest (including any scheduled sinking fund payments) for the ensuing 12-month period with respect to the term debt borrowings incurred by the Company in connection with the consummation of the sale of Class A Common Stock to such member, by (ii) the total number of Qualifying Pigs anticipated to be produced and shipped by the Company during such 12-month period from the one or more feeder pig production facilities developed through the use of such term debt borrowings and the net proceeds from the sale of Class A Common Stock to such member (such estimate being based on the total estimated number of Qualifying Pigs to be produced and shipped by the Company during such 12-month period from all feeder pig production facilities of the Company). The operating cost per pig is to be determined on a rolling 12-month historical basis and will be equal to the quotient obtained by dividing
(i) the sum of (A) all expenses (excluding interest expense, depreciation and amortization) of the Company, plus (B) the net cash flow cost of all capital expenditures of the Company (including any capital sinking fund payments) for production facility and breeding stock improvements and replacements, in each case, for the 12 months preceding the then present month of shipment, by (ii) the number of Qualifying Pigs produced and shipped by the Company during such 12-month period. At the time the Company notifies a member that a lot is available for purchase by the member pursuant to the member's Feeder Pig Purchase Agreement, the Company will furnish to the member an estimate of the total purchase price of all Qualifying Pigs included in the lot, and the member is required to pay such estimated total purchase price to the Company not less than one day prior to the scheduled shipment date. The actual total purchase price of all Qualifying Pigs included in a lot sold to a member will be based upon weight at the time of loading and settlement of any adjustments shall be made within five days following delivery.

     Weight Adjustment. The purchase price for Qualifying Pigs is subject to adjustment based upon the extent of any variation in the average weight of Qualifying Pigs from 45 pounds. To the extent that the average weight of a shipment of Qualifying Pigs exceeds 45 pounds per pig, the purchaser will pay an additional $.25 per pound per pig on the first five pounds by which the average weight exceeds 45 pounds per pig and an additional $.15 (or $.20 under some Agreements) per pound per pig for the average weight between 50 pounds and 60 pounds. To the extent that the average weight of a shipment of Qualifying Pigs is less than 45 pounds per pig, the purchase price will be decreased by $.25 per pound per pig.

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

     Term and Termination. A member's Feeder Pig Purchase Agreement will be for an initial term commencing on the date entered into and continuing for a period of 120 months after the date the first delivery of Qualifying Pigs is made to the member thereunder, subject to earlier termination upon the occurrence of certain events. Feeder Pig Purchase Agreements will be extended automatically for succeeding one year terms unless the member gives to the Company, not less than one year prior to the expiration of the initial or any extended term, notice that the member desires to terminate the Feeder Pig Purchase Agreement as of the expiration of such initial or extended term. The Company may terminate a member's Feeder Pig Purchase Agreement if the member fails to purchase, pay for, and take delivery of any two lots of Qualifying Pigs when and as made available to the member; provided, however, that for each ten shares of Common Stock owned by a member, the number of such failures necessary before the Company may terminate such member's Agreement is increased by one. The member may terminate the Feeder Pig Purchase Agreement if the Company materially breaches any obligation or covenant in the Agreement and such breach is not cured within 30 days following notice of such breach given by the member to the Company. Furthermore, if the first delivery of Qualifying Pigs thereunder is not made within 24 months of the date of the Feeder Pig Purchase Agreement, the member may terminate the Agreement within three months after the expiration of such 24-month period. If either party is prevented from performing under the Feeder Pig Purchase Agreement because of reasons beyond its control which make it commercially impossible to perform, however, then that party is relieved from such performance so long as it remains commercially impossible to perform. A member's Feeder Pig Purchase Agreement automatically terminates if the member assigns or transfers all shares of Class A Common Stock from which the member's right to purchase lots of Qualifying Pigs under the Agreement derives. Except as described above, a member does not have the right to terminate the Feeder Pig Purchase Agreement prior to the expiration of the initial or any extended term thereof. As noted above, the member's right to terminate the Feeder Pig Purchase Agreement at the expiration of the initial or any extended term thereof may be exercised only if the member gives notice to the Company at least one year prior to the expiration of such initial or extended term that the member desires to exercise such termination right. The foregoing termination rights constitute the member's exclusive rights of termination under the Feeder Pig Purchase Agreement. No member has the right to demand the return of or to receive any of the member's capital from the Company as a result of the termination of the Feeder Pig Purchase Agreement or otherwise and regardless of whether demanded prior to the expiration of the initial or any extended term of the Feeder Pig Purchase Agreement or at any time after the expiration of any such term. The Company is under no obligation to redeem or repurchase its Class A Common Stock prior to the expiration of the initial or any extended term of the Feeder Pig Purchase Agreement or at any time after the expiration of any such term. See "Absence of Market" under Item 5.

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

     Grant of Security Interest. Pursuant to the Feeder Pig Purchase Agreement, a member grants to the Company, as security for the performance of all of the member's obligations under the Feeder Pig Purchase Agreement, a security interest in all of the member's equity interest in the Company. In this regard, the certificates representing shares of Class A Common Stock will be retained by Alliance and members will be required to endorse appropriate stock powers with respect to such certificates. The Company's security interest in the member's shares of Class A Common Stock is to be senior to all others, except for any permissible pledge or other security interest granted in such shares by the member to any financial institution for purposes of securing a loan used in financing the member's acquisition of such shares and as otherwise agreed by the Company in its discretion. A member's failure to perform his purchase obligation under the Feeder Pig Purchase Agreement, among other occurrences, may result in the Company's foreclosure on the security interest in the member's Class A Common Stock. See "Absence of Market" under Item 5.

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

     WEANED PIG PURCHASE AGREEMENTS.

     General. The rights and obligations of the parties with respect to the sale of weaned pigs by the Company to its members will be governed by (i) the Weaned Pig Purchase Agreements, in the case of members owning Class B Common Stock ("Weaned Pig Purchase Agreements"), and (ii) the Class C Weaned Pig Purchase Agreements, in the case of members owning Class C Common Stock ("Class C Weaned Pig Purchase Agreements" and together with the Weaned Pig Purchase Agreements, the "Weaned Pig Agreements"). Except as otherwise specifically described under this "Weaned Pig Purchase Agreements" caption, the provisions of the Weaned Pig Purchase Agreements and the Class C Weaned Pig Purchase Agreements are substantially identical. Although the following summary describes the material provisions of each of the Weaned Pig Agreements, it does not purport to be a complete statement of all provisions of the Weaned Pig Purchase Agreement or the Class C Weaned Pig Purchase Agreement and in no way modifies or amends either of the Weaned Pig Agreements.

     Purchase. The Company intends to sell weaned pigs that meet particular minimum weight, health, nutrition and genetic quality standards to members of the Company who have entered into a Weaned Pig Agreement with the Company. Weaned pigs that meet such standards, as set forth in the Weaned Pig Agreements, are referred to as "Qualifying Pigs." Pursuant to the terms of the Weaned Pig Agreements, the member of the Company is required to purchase, and the Company is required to sell, Qualifying Pigs in lots of no less than 925, and no more than 1,025, Qualifying Pigs per lot, as determined by the Company. Such lots of weaned pigs are to be made available to members of the Company on a rotating schedule determined and implemented by the Company, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate ownership interest in the Company's outstanding Class B Common Stock or Class C Common Stock, as the case may be, and the actual production of Qualifying Pigs from the Company's facilities. The Company intends to allocate its production of weaned pigs from all facilities between those that are to be sent to nurseries and developed by the Company into feeder pigs, on the one hand, and those that are to be sold as weaned pigs, on the other hand, in the same proportion that the number of the Company's operating feeder pig production facilities bears to the number of the Company's operating weaned pig production facilities. If the Company is successful in implementing its business plan and the proposed new weaned pig production facilities are developed on schedule, the initial lots of weaned pigs resulting from the development and expansion of the Company's weaned pig production operations are not expected to be available to new investor members for up to 11 to 13 months after completion of the sale of a minimum block of 18 shares of Class B Common Stock or minimum block of 24 shares of Class C Common Stock, as the case may be, to such members. New investor members will not be entitled to purchase weaned pigs from the Company until such time. In the event that (i) the production of weaned pigs that are to be sold to members under the Weaned Pig Purchase Agreements exceeds two and seven-tenths (2.7) lots per share of Class B Common Stock on a prospective rolling 12-month basis, or (ii) the production of weaned pigs that are to be sold to members under the Class C Weaned Pig Purchase Agreements exceeds two and one-tenth (2.1) lots per share of Class C Common Stock on a prospective rolling 12-month basis, the Company may sell such excess production to non-members, or retain such excess production for the Company's own purposes, in lieu of selling such excess production pursuant to the Weaned Pig Agreements. Investor members will not be entitled to purchase any excess production of weaned pigs. The Company intends to cause any such excess production of weaned pigs to be retained by the Company for development into feeder pigs. The Company has agreed in its Swine Production Services Agreement with Farmland to provide Farmland the first opportunity to purchase any excess weaned pigs that are to be sold by the Company during the term of said Agreement (and in no event less than the five year period ending July 13, 1999). See "Certain Relationships and Related Transactions -- Farmland" under Item 12.

     Price. The Company intends to sell Qualifying Pigs, subject to adjustment for weight as described below, pursuant to a pricing formula consisting of the sum of the following factors: the financing cost per pig, the operating cost per pig, and a production margin of $0 to $4.50 per pig (as determined by the Company in its discretion). The financing cost per pig applicable to a member is to be determined on a rolling five-month prospective basis and will be equal to the quotient obtained by dividing (i) the sum of the anticipated required payments of principal and interest (including any scheduled sinking fund payments) for the ensuing 12-month period with respect to the term debt borrowings incurred by the Company in connection with the consummation of the sale of Class B Common Stock or Class C Common Stock, as the case may be, to such member, by (ii) the total number of Qualifying Pigs anticipated to be produced and shipped by the Company during such 12-month period from the one or more weaned pig production facilities developed through the use of such term debt borrowings and the net proceeds from the sale of Class B Common Stock or Class C Common Stock, as the case may be, to such member (such estimate being based on the total estimated number of Qualifying Pigs to be produced and shipped by the Company during such 12-month period from all weaned pig production facilities of the Company). The operating cost per pig is to be determined on a rolling five-month historical basis and will be equal to the quotient obtained by dividing (i) the sum of (A) all expenses (excluding interest expense, depreciation and amortization) of the Company, plus (B) the net cash flow cost of all capital expenditures of the Company (including any capital sinking fund payments) for production facility and breeding stock improvements and replacements, in each case, for the five months preceding the then present month of shipment, by (ii) the number of Qualifying Pigs produced and shipped by the Company during such five-month period. The production margin per pig is to be determined by the Company in its discretion, subject to the satisfaction of any applicable covenants imposed by the Company's lender. To the extent that the Company reduces the production margin to an amount less than $4.50 per pig, the Company's operating results may be materially and adversely affected. At the time the Company notifies a member that a lot is available for purchase by the member pursuant to the member's Weaned Pig Agreement, the Company will furnish to the member an estimate of the total purchase price of all Qualifying Pigs included in the lot, and the member is required to pay such estimated total purchase price to the Company not less than one day prior to the scheduled shipment date. The actual total purchase price of all Qualifying Pigs included in a lot sold to a member will be based upon weight at the time of loading and settlement of any adjustments shall be made within five days following delivery.

     Weight Adjustment. The purchase price for Qualifying Pigs is subject to adjustment based upon the extent of any variation in the average weight of Qualifying Pigs from 8 to 12 pounds. To the extent that the average weight of a shipment of Qualifying Pigs exceeds 12 pounds per pig, the purchaser will pay an additional $1.00 per pound per pig. To the extent that the average weight of a shipment of Qualifying Pigs is less than 8 pounds per pig, the purchase price will be decreased by $1.00 per pound per pig.

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

     Term and Termination. A member's Weaned Pig Agreement will be for an initial term commencing on the date entered into and continuing for a period of 120 months after the date the first delivery of Qualifying Pigs is made to the member thereunder, subject to earlier termination upon the occurrence of certain events. Weaned Pig Agreements will be extended automatically for succeeding one year terms unless the member gives to the Company, not less than one year prior to the expiration of the initial or any extended term, notice that the member desires to terminate the Weaned Pig Agreement as of the expiration of such initial or extended term. The Company may terminate a member's Weaned Pig Agreement if the member fails to purchase, pay for, and take delivery of any two lots of Qualifying Pigs when and as made available to the member; provided, however, that for each ten shares of Common Stock owned by a member, the number of such failures necessary before the Company may terminate such member's Agreement is increased by one. The member may terminate the Weaned Pig Agreement if the Company materially breaches any obligation or covenant in the Agreement and such breach is not cured within 30 days following notice of such breach given by the member to the Company. Furthermore, if the first delivery of Qualifying Pigs thereunder is not made within 24 months of the date of the Weaned Pig Agreement, the member may terminate the Agreement within three months after the expiration of such 24-month period. If either party is prevented from performing under the Weaned Pig Agreement because of reasons beyond its control which make it commercially impossible to perform, however, then that party is relieved from such performance so long as it remains commercially impossible to perform. A member's Weaned Pig Agreement automatically terminates if the member assigns or transfers all shares of Class B Common Stock or Class C Common Stock, as the case may be, from which the member's right to purchase lots of Qualifying Pigs under the Agreement derives. Except as described above, a member does not have the right to terminate the Weaned Pig Agreement prior to the expiration of the initial or any extended term thereof. As noted above, the member's right to terminate the Weaned Pig Agreement at the expiration of the initial or any extended term thereof may be exercised only if the member gives notice to the Company at least one year prior to the expiration of such initial or extended term that the member desires to exercise such termination right. The foregoing termination rights constitute the member's exclusive rights of termination under the Weaned Pig Agreements. No member has the right to demand the return of or to receive any of the member's capital from the Company as a result of the termination of the Weaned Pig Agreements or otherwise and regardless of whether demanded prior to the expiration of the initial or any extended term of the Weaned Pig Agreements or at any time after the expiration of any such term. The Company is under no obligation to redeem or repurchase its Class B Common Stock or Class C Common Stock prior to the expiration of the initial or any extended term of the Weaned Pig Agreements or at any time after the expiration of any such term. See "Absence of Market" under Item 5.

     Effect of Purchaser Default. If a member fails to purchase, pay for, and take delivery of any lot of Qualifying Pigs when and as made available to the member pursuant to the Weaned Pig Agreements, the member is responsible for the damages and expenses incurred by the Company as a result of such failure. In particular, the member is liable for (a) the difference between the price payable by the member for the Qualifying Pigs that member has failed to purchase, pay for, and take delivery under the Agreement and the then current market price for weaned pigs, (b) $3,000, which amount is intended to cover the Company's administrative and other costs and expenses associated with such failure to purchase, pay for, and take delivery of the Qualifying Pigs, and (c) all costs of collection, enforcement, and prosecution of the Company's rights and remedies under the Agreement or otherwise arising. If a member fails to pay promptly the damages and expenses incurred by the Company as a result of the member's failure to purchase, pay for and take delivery of a lot of Qualifying Pigs, such member will not be permitted to purchase any other lots unless and until such damages and expenses are paid, and such member also will be responsible for all damages and expenses accruing to the Company with respect to lots that such member is not permitted to purchase as a result thereof. In addition to the member's responsibility for such damages and expenses, the Company may pursue other remedies, including the termination of the member's Weaned Pig Agreement. If the member is prevented from performing under the Weaned Pig Agreements because of reasons beyond the member's control which make it commercially impossible to perform, however, then the member is relieved from such performance so long as it remains commercially impossible to perform. See "Description of Business -- Feeder Pig Purchase Agreement -- Term and Termination" and "-- Grant of Security Interest."

     Grant of Security Interest. Pursuant to the Weaned Pig Agreements, a member grants to the Company, as security for the performance of all of the member's obligations under the Weaned Pig Agreements, a security interest in all of the member's equity interest in the Company. In this regard, the certificates representing shares of Class B Common Stock and Class C Common Stock will be retained by Alliance and members will be required to endorse appropriate stock powers with respect to such certificates. The Company's security interest in the member's shares of Class B Common Stock and Class C Common Stock is to be senior to all others, except for any permissible pledge or other security interest granted in such shares by the member to any financial institution for purposes of securing a loan used in financing the member's acquisition of such shares and as otherwise agreed by the Company in its discretion. A member's failure to perform his purchase obligation under the Weaned Pig Agreements, among other occurrences, may result in the Company's foreclosure on the security interest in the member's Class B Common Stock or Class C Common Stock, as the case may be. See "Absence of Market" under Item 5.

     Warranties. The Company makes no warranties, express or implied, with respect to weaned pigs produced by it, except as expressly provided in the Weaned Pig Agreements. The Company specifically disclaims any warranties of merchantability or fitness for a particular purpose and makes no warranty as to any specific level of performance with respect to any pigs sold thereunder.

     Arbitration. Any controversy arising out or relating to a Weaned Pig Agreements or any breach thereof (other than certain controversies that include, but are not limited to, controversies arising out of a member's failure to purchase, pay for, and take delivery of any lot of Qualifying Pigs and the Company's exercise of any rights or remedies related thereto) is required to be submitted to binding arbitration under the Weaned Pig Agreements. Arbitration hearings are to take place in Denver, Colorado, or at such other location as the Company and such member may agree, with judgment upon the award rendered by the arbitrator being entered in any court having jurisdiction.


ITEM 2. DESCRIPTION OF PROPERTY.

     As of the date of this report, the Company conducted operations from its five existing 2,450-sow feeder pig production facilities located in Yuma County, Colorado (approximately 150 miles east of Denver), and from its one existing 2,450-sow production facility in Wayne County, Illinois (approximately 100 miles east of St. Louis, Missouri), and was in the process of developing one additional feeder pig facility of comparable size in Wayne County, Illinois. As of the date of this report, the Company has commenced preliminary development activities with respect to a sixth 2,450-sow feeder pig production facility in Yuma County, Colorado. As of the date of this report, the Company does not have any weaned pig production facilities. The original Yuma County, Colorado feeder pig production facility was constructed in a configuration different than that employed with respect to the Company's other facilities and is anticipated to be different than that employed for future feeder pig production facilities. The original facility consists of six separate buildings, including two breeding buildings, two gestation buildings, and two farrowing buildings, all of which are situated together on an approximately 160 acre site with a separately accessed nursery building, while each of the Company's other facilities consist of a three-building sow breeding, gestation and farrowing complex situated
together, with a separately accessed nursery building.   Management believes
that the condition of its facilities presently is adequate for the Company's business, and that its facilities are adequately covered by insurance. Each of the existing facilities, including land and buildings, was constructed for between $2,243,000 and $2,495,000, and has been or will be pledged as security for the Company's loan from CoBank under the terms of a deed of trust/mortgage.

     Between September and December 1995, the Company purchased approximately 1,000 acres of real property in Yuma County, Colorado, upon which the Company has developed one feeder pig production facility and holds the remaining acreage for the development of additional production facilities (the "Additional Colorado Property"). As of the date of this report the Company has commenced preliminary development activities with respect to one additional feeder pig facility on this property. The acquisition cost of this Additional Colorado Property was approximately $760,000. The Company obtained funding for the purchase of the Additional Colorado Property from the proceeds of a loan obtained from Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for the amortization of the loan over a ten-year period, at a variable rate equal to CoBank's prime rate. As of August 31, 1997, CoBank's prime rate was 8.50%. The payment schedule of the promissory note requires that the Company make interest-only payments for the life of the loan, with a final balloon payment of the principal at the expiration of the ten-year term. To secure the obligations of the promissory note, the Company has agreed to execute a deed of trust in favor of Farmland covering all of the Additional Colorado Property, which deed of trust is second in priority to that of CoBank with respect to the production facility constructed thereon. See "Certain Relationships and Related Transactions-- Farmland--Real Estate Loans"under Item 12.

     As of the date of this report, the Company has acquired approximately 442 acres of real property in Wayne County, Illinois, including a 90 acre tract acquired pursuant to the exercise of the option referred to below. The Company has developed one feeder pig production facility on these 442 acres. In addition, as of the date of this report the Company was in the process of developing two additional feeder pig facilities on this property. See "Description of Business--Expansion" under Item 1.

     In November 1996, the Company entered into a contract pursuant to which the Company has been granted the option to purchase approximately 500 acres of real property in Wayne County, Illinois (the "Option Property"). Under the terms of this option contract, if the Company fails to fully exercise the option as to the entire Option Property prior to November 1998, the Company shall be responsible for a $150,000 liquidated damages payment to the owner of the Option Property. The Company's responsibility for this liquidated damages payment is secured by a stand-by letter of credit issued by CoBank. Until the expiration of this letter of credit, the revolving term credit available to the Company will be reduced by $150,000. In November 1996, the Company exercised its rights under this option contract to acquire an approximately 90 acre tract of the Option Property, including 45 acres (the "45 Acre Tract") on which the Company is developing a second Illinois pig production facility. The Company obtained funding for the purchase of the 45 Acre Tract from the proceeds of a loan obtained from Farmland, which has been repaid in full. See "Certain Relationships and Related Transactions--Farmland--Real Estate Loans"under Item 12.

     The Company has contracted with Central Confinement, Inc., Columbus, Nebraska, for the construction of the sixth facility situated in Yuma County, Colorado. Design and construction of these facilities is being handled by the contractor on a "turn-key" basis. The Company is responsible for obtaining all applicable permits and arranging for site excavation, fill sand, driveways, electrical service, wells and fresh water, manure pipes, manure storage, domestic sewer system, and exterior recycle pump and exterior pipes from the buildings. Farmland is coordinating these services for the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended August 31, 1997.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


ABSENCE OF MARKET

     There is no public trading market for the Company's Common Stock. The Common Stock is subject to provisions of the Colorado Cooperative Association Law and the Company's Articles of Incorporation and Bylaws which restrict the transferability of the Common Stock. In particular, the Colorado Cooperative Association Law and the Company's Articles of Incorporation provide that the certificates of membership in the Company (which also represent shares of Common Stock of the Company) shall not be assignable or transferable except upon consent of the Board of Directors, and that the Company shall have the right in its Bylaws to limit the transfer or assignment of membership and the terms and conditions upon which transfers or assignments may be allowed. The Company's Bylaws provide that the equity interests issued by the Company may not be assigned or transferred, except upon the consent of the Company's Board of Directors, and that the Company's Board of Directors may not give such consent unless any such assignee or transferee of Class A Common Stock executes and delivers to the Company a Feeder Pig Purchase Agreement, any such assignee or transferee of Class B Common Stock executes and delivers to the Company a Weaned Pig Purchase Agreement and any such assignee or transferee of Class C Common Stock executes and delivers to the Company a Class C Weaned Pig Purchase Agreement. The transfer agent for the Common Stock is the Secretary of the Company.

     In addition to the foregoing transfer restrictions, the Company's Bylaws give the Company the right to purchase a member's Common Stock under certain circumstances, which may adversely affect transferability. Such right is in addition to any right the Company may have to foreclose on the security interest in member's Common Stock pursuant to the Feeder Pig Purchase Agreement, Weaned Pig Purchase Agreement or Class C Weaned Pig Purchase Agreement, as the case may be. In particular, the Company has the option under its Bylaws to purchase a member's shares of Common Stock upon the occurrence of certain specified events
(a) by tendering to the member (i) the lesser of (A) the price paid to the Company for such investor's shares of Common Stock, and (B) the book value of the Common Stock and capital credits associated therewith, less (ii) any indebtedness due the Company from the member, or (b) by tendering to the member a nonvoting certificate of participation representing the member's interest at the time of such tender in a face amount equal to the amount specified in clause
(a) above. The occurrences giving rise to such option include the following events: (a) a member's termination of a Feeder Pig Purchase Agreement, Weaned Pig Purchase Agreement or Class C Weaned Pig Purchase Agreement, as the case may be, without having executed and delivered a replacement for such Agreement or a member's failure to be a party to such Agreement, and (b) the Company's Board of Directors by resolution finds that a member has (i) intentionally or repeatedly violated any provision of the Company's Articles of Incorporation or Bylaws,
(ii) breached a Feeder Pig Purchase Agreement, Weaned Pig Purchase Agreement or Class C Weaned Pig Purchase Agreement, as the case may be, or materially breached any other contract with Company, (iii) remained indebted to the Company for 90 days after such indebtedness first becomes payable, or (iv) willfully obstructed any lawful purpose or activity of the Company. In the event the Company exercises either option, the voting stock of the member shall be canceled, and the member shall thereafter have no voting rights in the Company. The Company is under no obligation, however, to redeem or repurchase an investor's Common Stock at any time. See "Description of Business -- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements" under Item 1.

HOLDERS

     The authorized capital stock of the Company consists of 5,000 shares of (Class A) common stock, $.01 par value per share, 2,500 shares of Class B common stock, $.01 par value per share, and 2,500 shares of Class C common stock, $.01 par value per share. As of August 31, 1997, there were 119 shares of Class A Common Stock issued and outstanding, which were held of record by 21 stockholders, and no shares of Class B Common Stock or Class C Common Stock issued and outstanding. Only producers of agricultural products, associations of such producers, and federations of such associations who have executed and delivered to the Company a Feeder Pig Purchase Agreement may own Class A Common Stock, only producers of agricultural products, associations of such producers, and federations of such associations who have executed and delivered to the Company a Weaned Pig Purchase Agreement may own Class B Common Stock, and only producers of agricultural products, associations of such producers, and federations of such associations who have executed and delivered to the Company a Class C Weaned Pig Purchase Agreement may own Class C Common Stock. Only stockholders of the Company may be members of the Company. Except as otherwise specifically described under this "Holders" caption, the powers, preferences and rights of the Class A Common Stock, Class B Common Stock and Class C Common Stock are in all respects identical. To the extent permitted by applicable law, the Board of Directors of the Association is authorized to provide by resolution for the issuance of shares of stock of any class or of any series of any class at any time and to determine, prior to the issuance of any shares of stock of that class or series, the designations, preferences, limitations and relative rights, if any, thereof.

     Except as described in the immediately following sentence, holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and holders of Class C Common Stock are entitled to three-fourths of one vote for each share held on all matters submitted to a vote of stockholders. During any period in which the Company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as the Company's current lender), (i) no cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares then outstanding with respect to any matter as to which members are not entitled to vote separately as a group or class and (ii) no cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares of any class then outstanding with respect to any matter as to which members are entitled to vote separately as a group or class. A majority of the outstanding shares of Common Stock entitled to vote constitutes a quorum at any stockholder meeting, except that if any class of capital stock is entitled to vote separately as a class or group, such a quorum must also be obtained with respect to such class. The affirmative vote of at least two-thirds of the shares represented at a meeting at which a quorum is present is required to amend the Company's Articles of Incorporation, to approve certain mergers, consolidations or sales of all or substantially all of the Company's assets and to approve certain other matters. Holders of the Class A Common Stock, holders of the Class B Common Stock and holders of the Class C Common Stock must vote separately as groups or classes with respect to amendments to the Articles of Incorporation that alter or change the designation, preferences, limitations or relative rights of their respective classes of stock so as to affect them adversely and with respect to such other matters as may require group or class votes under applicable law. Holders of the Common Stock do not have cumulative voting rights in the election of directors or preemptive rights to purchase additional shares of Common Stock, and have no subscription, redemption or conversion rights.

PATRONAGE DISTRIBUTIONS AND ABSENCE OF DIVIDENDS

     No dividends have been, or will be, paid by Alliance on its Common Stock. The Company intends to distribute, however, at least annually, all of its net margins, if any, as patronage distributions to its stockholders on the basis of the quantity or value of business done by the Company with or for each stockholder with respect to pigs sold pursuant to the Feeder Pig Purchase Agreements, Weaned Pig Agreements or the Swine Production Services Agreement. The Company's "net margins" for this purpose generally are equal to the Company's net income under generally accepted accounting principles (taxable income through and including August 31, 1997) attributable to patronage sourced business done with or for the Company's members (determined before reduction for patronage distributions paid by the Company). In this regard, the Company will compute its net income or taxable income, as the case may be, separately for each group of members (including successors and permitted assigns) whose shares of the Company's Common Stock originally were issued in connection with the Company's acquisition or development of one or more feeder or weaned pig production units financed in part thereby. A stockholder's share of the Company's net margins will be payable to him or her after the close of each fiscal year. The Company's Board of Directors has the right to pay the patronage distribution in qualified written notices of allocation, non-qualified written notices of allocation, cash or any combination thereof. The written notices of allocation will be issued in the form of Alliance capital credits. The extent of the cash portion of the patronage distributions will be determined annually and will depend upon the Company's financial condition, results of operation, capital commitments and other factors deemed relevant by the Board of Directors. The Company has entered into various loan agreements and other documentation with its existing lender which restrict the Company's ability to pay patronage distributions in cash. See "Description of Business -- Financing" under Item 1. The Company's Board of Directors authorized, with the consent and approval of CoBank, the payment of a $670,167 rebate to its members with respect to feeder pigs sold to such members by Alliance during the fiscal year ended August 31, 1996. After the payment of this rebate, the Company does not intend to make any future rebate payments to its members.


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

     FISCAL YEARS ENDED AUGUST 31, 1997 AND 1996. Shipments of feeder pigs were higher for the fiscal year ended August 31, 1997 than in the prior year. Alliance shipped 231,598 feeder pigs during fiscal 1997 compared to 148,926 feeder pigs shipped during fiscal 1996, an increase of approximately 56%. Net sales for the fiscal year ended August 31, 1997 increased to $13,669,706 from $7,037,927 for the prior year, an increase of $6,631,779 or approximately 94%. This increase in volume and sales dollars is primarily due to six units operating for the fiscal year ended August 31, 1997 versus four units for the fiscal year ended August 31, 1996.

     Alliance's sales for the fiscal year ended August 31, 1996 have been reduced by the accrual of a rebate of $670,167 that was paid to its members with respect to feeder pigs sold to such members by Alliance during such fiscal year. See "Patronage Distributions and Absence of Dividends" under Item 5. Alliance incurred positive gross margins of $2,447,537 and $615,089 for fiscal 1997 and 1996, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to the Company's sale of feeder pigs to its members. The selling price for Alliance's feeder pigs is based on, among other things, the 12-month rolling average of operating costs per pig. For the fiscal year ended August 31, 1997, the Company's operating costs at the time pigs were sold (the then current operating costs) were lower than the historical rolling average of operating costs by $1.39 per head sold. For the fiscal year ended August 31, 1996, the Company's then current operating costs exceeded the historical rolling average of operating costs by $0.09 per head sold.

     Sales to Farmland (including sales to Farmland of Yuma Cooperative's share of feeder pigs produced by the Company) for fiscal 1997 and 1996 were $7,924,763
and $5,035,160, respectively.   The average net sales price per head was $59.02
and $48.12 ($52.62 prior to giving effect to a $4.50 per pig rebate) and the average industry market price per head was $56.84 and $41.15 during 1997 and 1996, respectively.

     Alliance recorded start-up costs of $281,025 and $426,926 relating to the operation of new production facilities during the fiscal years ended August 31, 1997 and 1996, respectively. All of the costs for the fiscal year ended August 31, 1997 and all of the costs for the fiscal year ended August 31, 1996 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Gain on sale of breeding stock was $94,123 for the fiscal year ended August 31, 1997 as compared to a loss of $226,738 for the prior year period. This increase is attributable to an unusually strong market for hogs and the culling by Alliance of a larger percentage of its herd, which consists of a higher quality of animal. In connection with the ongoing repopulation of the Company's Colorado facilities, Alliance is culling all of its DeKalb breeding stock and replacing it with P.I.C. genetics.

     Administrative expenses were $424,565 for the fiscal year ended 1997 compared to $369,787 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $1,321,984 for fiscal 1997 compared to $1,001,329 for fiscal 1996 was incurred in financing the development of the six existing and one new feeder pig facilities. The increase reflects an increase in outstanding borrowings in 1997.

     Alliance earned net income of $658,295 for the fiscal year ended August 31, 1997 compared to a net loss of $1,343,087 for the prior year period. The fiscal 1997 net income was attributable to improved gross margins resulting from the per pig sales price exceeding operating costs, caused in part by improved productivity as well as lower corn prices from fiscal 1996. The fiscal 1996 loss was attributable to $426,926 of start-up expenses related to the development of two feeder pig production facilities and a loss of $226,738 on the sale of breeding stock. The remaining amount of the 1996 net loss was primarily attributable to then current costs exceeding the rolling average cost that per pig prices were based on, caused in part by high death loss due to herd health issues, as well as rising corn prices. In addition, the Company's operating costs at the time pigs were sold during part of fiscal 1997 and all of fiscal 1996 exceeded the historical rolling average of operating costs from which the selling price for pigs was based. The selling price for Alliance's feeder pigs is based on the 12-month rolling average of operating costs per pig, the debt service financing cost per pig, and a $4.50 per pig production margin. During all of fiscal 1996, however, the Company accrued a $670,167 rebate that was intended to provide each member with a $4.50 payment per pig sold to such member during fiscal 1996; thereby effectively eliminating the production
margin.   There was no accrual of a rebate during fiscal 1997.  In addition operating risks and uncertainties associated with any business, the Company's ability to generate net income is limited by: any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula for feeder pigs that contains a $4.50 production margin.

     FISCAL YEARS ENDED AUGUST 31, 1996 AND 1995. Shipments of feeder pigs were higher for the fiscal year ended August 31, 1996 than in the prior year's period. Alliance shipped 148,926 feeder pigs during fiscal 1996 compared to 46,858 feeder pigs shipped during fiscal 1995, an increase of approximately 218%. Net sales for the fiscal year ended August 31, 1996 increased to $7,037,927 from $1,554,113 for the prior year, an increase of $5,438,814 or approximately 350%. This increase in volume and sales dollars is primarily due to four units operating for the fiscal year ended August 31, 1996 versus one unit for the fiscal year ended August 31, 1995 and the change in Alliance's contract price, effective July 13, 1995, to include $4.50 per pig in addition to the financing cost and operating cost on which the price was previously based.

     Alliance's sales for the fiscal year ended August 31, 1996 have been reduced by the accrual of a rebate of $670,167 that is intended to be paid to its members with respect to feeder pigs sold to such members by Alliance during such fiscal year. See "Patronage Distributions and Absence of Dividends" under
Item 5. Alliance incurred a positive gross margin of $615,089 and a negative gross margin of $282,275 for fiscal 1996 and 1995, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to the Company's sale of feeder pigs to its members. The selling price for Alliance's feeder pigs is based on, among other things, the 12-month rolling average of operating costs per pig. For the fiscal year ended August 31, 1996, the Company's operating costs at the time pigs were sold (the then current operating costs) exceeded the historical rolling average of operating costs by $0.09 per head sold. For the fiscal year ended August 31, 1995, the Company's then current operating costs exceeded the historical rolling average of operating costs by $6.37 per head sold. The substantial difference between fiscal 1995's then current operating costs and historical rolling average operating costs is principally due to Alliance's culling of a greater portion of its herd than is customary in order to accommodate their replacement with multiplier unit animals, in addition to the resulting decline in production.

     Sales to Farmland (including sales to Farmland of Yuma Cooperative's share of feeder pigs produced by the Company) for fiscal 1996 and 1995 were $5,035,160
and $1,467,069, respectively.   The average net sales price per head was $48.12
and $33.16 and the average industry market price per head was $41.15 and $32.17 during 1996 and 1995, respectively.

     Alliance recorded start-up costs of $426,926 and $754,756 relating to the operation of new production facilities during the fiscal years ended August 31, 1996 and 1995, respectively, and conversion of the existing unit to a multiplier unit during the fiscal year ended August 31, 1995. All costs for the fiscal year ended August 31, 1996 and $647,751 of the costs for the fiscal year ended August 31, 1995 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities, and $107,005 of the costs for the fiscal year period ended August 31, 1995 were attributable to the conversion of the existing 2,450-sow feeder pig unit from a commercial sow unit to a multiplier sow unit.

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

     Interest expense of $1,001,329 for fiscal 1996 compared to $289,082 for fiscal 1995 was incurred in financing the development of the four existing and two new feeder pig facilities.

     Alliance incurred a net loss of $1,343,087 for the fiscal year ended August 31, 1996 compared to a net loss of $1,513,328 for the prior year period. The fiscal 1996 loss was attributable to $426,926 of start-up expenses related to the development of two feeder pig production facilities and a loss of $226,738 on the sale of breeding stock. The remaining amount of the net loss is primarily attributable to current costs exceeding the rolling average cost that per pig prices are base on, caused in part by high death loss due to herd health issues, as well as rising corn prices. The fiscal 1995 loss was attributable to $754,756 of start-up expenses related to facilities development and a loss of $112,797 on the sale of breeding stock. In addition, the Company's operating costs at the time pigs were sold during both fiscal 1996 and 1995 exceeded the historical rolling average of operating costs from which the selling price for pigs was based. During all of fiscal 1996, the selling price for Alliance's feeder pigs was based on the 12-month rolling average of operating costs per pig, the debt service financing cost per pig, and a $4.50 per pig production margin. The Company accrued a $670,167 rebate, however, that is intended to provide each member with a $4.50 payment per pig sold to such member during fiscal 1996; thereby effectively eliminating the production margin. The $4.50 per pig production margin was not added to the price of feeder pigs sold during fiscal 1995 until after July 13, 1995. In addition operating risks and uncertainties associated with any business, the Company's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development, by the Company's selling price formula for feeder pigs that contains a $4.50 production margin, and by the possible return of all or a portion of such rebate to the Company's members.

     LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1997, the Company reported a working capital deficit of $114,425 and total assets of $24,380,406. The Company issued 17 shares of Class A Common Stock in August 1997 for aggregate net proceeds of $1,231,584. The Company has used these funds, in combination with borrowings of $1,456,331 through August 31, 1997, for the development, population, and start-up of one 2,450-sow feeder pig production facility in Wayne County, Illinois (including the repayment of a $1,360,000 loan made by Farmland).

     As of the date of this report, the Company has 119 shares of Class A Common Stock issued and outstanding, 36 issued and outstanding shares of Class B Common Stock and no issued and outstanding shares of Class C Common Stock and is offering an additional 34 shares of Class A Common Stock, 18 shares of Class B Common Stock and 72 shares of Class C Common Stock to qualified prospective investors. As of August 31, 1997, Alliance had $1,382,000 immediately available to it under its credit facility with CoBank. Another $211,000 of term loans is to be made available by CoBank approximately 90 days following completion of construction of the Company's facilities under development. Of the $1,382,000 available at August 31, 1997 and the $211,000 to be made available under the credit facility, Alliance anticipates that approximately $699,000 would be required to complete construction of the newest unit and $674,000 would be available for working capital purposes due to the previous funding of some of such construction costs with working capital. In the opinion of management, these arrangements for debt capital are adequate for Alliance's present operating and capital plans. In the event that an additional 34 shares of Class A Common Stock, 18 shares of Class B Common Stock and 72 shares of Class C Common Stock are issued and sold prior to the expiration of the CoBank loan commitment, another $14,080,000 would be eligible for borrowing. The net proceeds from any such sale of Common Stock, together with such additional borrowings, would be used for future capital expansion of up to two additional feeder pig production facilities and six weaned pig production facilities.
There can be no assurance that any additional shares of Common Stock will be sold and that the additional borrowing required for such capital expansion would be available.

     During the fiscal year ended August 31, 1997, Alliance incurred capital expenditures of $1,456,331 for the construction of a new feeder pig production facility in Wayne County, Illinois. The remaining capital expenditures were for replacement of breeding stock and the completion of construction related to six of the Company's existing facilities.

     On May 19, 1995, the Company entered into various loan documents with CoBank related to a $23,600,000 secured credit facility. This credit facility provided for up to $18,850,000 of non-revolving term debt and $4,750,000 of revolving term credit. Proceeds from the term debt may be used for construction of feeder pig production facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from revolving term credit may be used for working capital and other purposes. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions precedent and may be withdrawn or terminated by CoBank under certain circumstances. No assurances can be given that the funding conditions precedent will be satisfied and that the Company will be able to obtain sufficient financing when needed, or that alternative sources of financing will be available on acceptable terms. In addition, the unused portion of the credit facility expires December 31, 1997 with respect to the non-revolving term debt and June 20, 2006 with respect to the revolving term credit. The Company has obtained a commitment from CoBank for an approximately $35,255,000 credit facility to replace the existing credit facility and to provide debt financing for use in the development of feeder and weaned pig production facilities. As of the date of this report, Alliance was engaged in negotiations with CoBank concerning the preparation of definitive loan documentation with respect to such commitment. No assurances can be given that such negotiations will be successful and that definitive loan documentation will be entered into on favorable terms, if at all. See "Description of Business -- Financing" under Item 1.

     The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of August 31, 1997, $443,869 of term loans were immediately available to the Company, $211,000 of terms loans were available upon CoBank's final acceptance and approval of the feeder pig production facilities then under development, and $938,131 of revolving term credit was immediately available. The availability of $4,220,000 of unused term loans and $1,220,000 of revolving term credit under the CoBank credit facility is restricted and may be made available to the Company only to the extent that additional equity investment is made in the Company. With respect to each additional equity investment of $1,360,000 obtained by the Company (e.g., 17 shares of Class A Common Stock sold for at least $80,000 each), the Company is entitled to obtain advances under the credit facility of $2,720,000 ($2,110,000 of term loans and $610,000 of revolving term credit), up to an aggregate of $8,160,000. The Company has agreed with CoBank and Farmland that it may obtain an advance under the CoBank credit facility of $2,720,000 and a loan from Farmland of $1,360,000, without the necessity of satisfying the additional equity investment requirement. See "Description of Business--Financing" under
Item 1.

     Installments of principal and interest under the Company's credit facility are payable monthly in arrears by the 20th day of the month. Principal payments with respect to the initial $8.3 million of non-revolving term loans are to be made in 114 monthly installments of $72,500 each, beginning January 20, 1996, with the remaining unpaid balance being due and payable on July 20, 2005. Principal payments pursuant to the loan terms with respect to each $2,100,000 of new non-revolving term loans are to be made in monthly installments of $18,700 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. Principal payments pursuant to the loan terms with respect to the revolving term loan are to be made in 24 equal monthly installments of the principal that is outstanding as of the June 20, 2006 expiration of the revolving loan commitment, beginning on the 20th day of the month following the payment in full of the new non-revolving term loan (but in no event later than March 20, 2008). Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus 1.25%, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company. As of August 31, 1997, interest accrued on the outstanding principal balance of the loan at a rate of 9.75% per annum (calculated by adding 125 basis points to CoBank's national variable rate of 8.50% in effect as of such date). See "Description of Business -- Financing" under Item 1.

     During the course of the loan, the Company may be required to make equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance. In addition, the Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least $2,250,000 of equity, plus $550,000 of equity for each facility developed by the Company after its initial four facilities ($3,900,000 of equity was required at August 31, 1997 and the Company had $6,496,168 of equity at such date), (ii) maintenance of modified working capital (calculated as current assets, plus available revolving term credit, minus current liabilities (excluding the current portion of term debt payments)) of at least $210,000, plus $98,000 of modified working capital for each facility developed by the Company after its initial four facilities ($504,000 of modified working capital was required at August 31, 1997 and the Company had $2,086,406 of modified working capital at such date), (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the occurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. The Company was in compliance with each of these covenants as of August 31, 1997. See "Description of Business -- Financing" under Item 1.

     The Company intends to continue to operate its existing feeder pig production facilities and sell feeder pigs produced therefrom. Funding of the ongoing operation of its facilities will be provided from the sale of feeder pigs and available working capital. The Company believes that such funding sources are adequate for current operations. The Company also intends to develop weaned pig production facilities and sell weaned pigs produced therefrom.

     Cash provided by Alliance in its operating activities totaled $1,606,399 during the fiscal year ended August 31, 1997 compared with $280,449 of cash used by Alliance in its operating activities in the prior year period This increase in cash provided reflects the improvement in operating results in fiscal 1997 compared to those in fiscal 1996.

     Major sources of cash for the fiscal year ended August 31, 1997 included $1,231,584 received from the issuance and sale of 17 shares of the Company's Class A Common Stock, $1,877,131 of long term debt, and an increase of $300,869 in the Company's revolving term credit. Major uses of cash include $5,896,799 for capital additions or improvements, $743,925 for acquisition of additional inventory and $870,000 for payments applied to the Company's outstanding long term debt.

     INCOME TAXES. The Company operates as a cooperative that is not exempt from federal income taxes and, therefore, is subject to taxes on all income not paid or allocated to members. Deferred income taxes have not been provided because all sales since inception have been to members and all future sales are anticipated to be to members.

     Alliance incurred patronage-sourced losses through August 31, 1996 which were not allocated to members. These patronage-sourced losses are therefore available to offset future patronage-sourced income. During the year ended August 31, 1997, a portion of patronage-sourced losses were used to offset 1997 patronage-sourced income. At August 31, 1997, approximately $3,594,000 of patronage-sourced losses were available to offset future patronage-sourced income. These losses expire in 2009 through 2011.

     INFLATION. Inflation is believed to have a relatively minor impact on the operations of the Company. While certain costs, such as salaries, are affected by inflation, the Company believes that the factors which most affect its results of operations are the cost of feed and other inputs and the productivity of the breeding stock herd which are each influenced by a variety of factors. Further, the Company will sell its feeder and weaned pig production under terms which cause the sales price of feeder pigs to be adjusted for changes in the cost of production per unit, including increases in costs caused by inflation. The precise impact of inflation on the Company's costs is not readily ascertainable.

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

     EARLY STAGE OF DEVELOPMENT. Alliance was formed in May, 1994 (with its predecessor, Yuma LLC, being formed in October, 1991) and is at an early stage of development. Although the Company has been engaged in the production of feeder pigs since July 1994 (which process includes the production of weaned pigs), the Company has not engaged at all in the production of weaned pigs for sale. The Company is subject to all of the risks inherent in the establishment of a new business and the operation of a business generally, including the need for substantial capital to support its facilities development efforts, the need to attract and retain qualified personnel and experienced management, the risks related to facility location and construction, changes in market conditions and costs, competition, inflation, production efficiency, quality control, herd health, environmental and other governmental laws and regulations, and the other risks described in this Report. There can be no assurance that Alliance successfully will implement its business plan to develop additional feeder pig production facilities and weaned pig production facilities and realize any significant economies of scale or that the feeder pigs and weaned pigs, as the case may be, to be raised at such facilities will be made available to Alliance's stockholders under the Feeder Pig Purchase Agreements, Weaned Pig Purchase Agreements and Class C Weaned Pig Purchase Agreements in quantities which are sufficient to meet the requirements of such stockholders and at prices that are less than otherwise could be obtained from other sources.

     BREEDING STOCK. The availability in sufficient numbers of genetically consistent breeding stock that satisfies the characteristics required by the Company and that can be obtained on acceptable terms and prices is critical to the Company's operations. No assurances can be given that the Company's requirements for breeding stock will be satisfied on acceptable terms and prices, if at all. See "Business" under Item 1.

     HERD HEALTH. The health of the breeding herd and pigs produced by Alliance can greatly impact, and has greatly impacted, the profitability of Alliance. In the event that Alliance's breeding herd or feeder or weaned pig population contracts a disease causing diminished breeding stock productivity, or extreme mortality and morbidity, Alliance will face substantial cost or loss and its operating results will be adversely affected. In addition, herd health problems could result in an increase in the price for pigs under the Feeder Pig Purchase Agreements, Weaned Pig Purchase Agreements and Class C Weaned Pig Purchase Agreements as well as a reduction in the pigs available for purchase by stockholders under said Agreements. Alliance and its members have suffered the consequences referred to in this paragraph as a result of herd health problems. Although Alliance's facilities have been designed in an attempt to allow for disease separation between the facilities, large numbers of animals will be raised together and may be vulnerable to disease. No assurance can be given that Alliance will be able to avoid herd health problems. See "Business -- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements" under
Item 1.

     VOLATILE INPUT COSTS. Because the cost of feed and other supplies constitute a substantial portion of the cost of producing a feeder or weaned pig, Alliance's profitability is extremely sensitive to changes in the cost of such inputs. These costs are subject to substantial fluctuations based upon regional and seasonal availability and demand, including those attributable to crop conditions, weather and other factors. A substantial increase in the cost of these inputs, or a substantial decline in the availability of these inputs, could materially adversely affect the performance of Alliance and result in the price for pigs under the Feeder Pig Purchase Agreements, Weaned Pig Purchase Agreements and Class C Weaned Pig Purchase Agreements, as the case may be, being higher than otherwise could be obtained from other sources. In this regard, Alliance's average net sales price for its pigs exceeded the average industry market price for pigs for the 1995 and 1996 fiscal years, as well as for six months of fiscal 1997. Moreover, Alliance's operating results are dependent upon the sale price paid to Alliance for feeder or weaned pigs, which in turn is or will be determined in part based on the twelve month historical rolling average of operating costs incurred by Alliance in producing feeder pigs and the five month historical rolling average of operating costs incurred by Alliance in producing weaned pigs. Actual changes in the sale price of feeder and weaned pigs therefore will lag changes in the related operating costs and may adversely affect Alliance's operating results, particularly in the event of sudden movements, or continual increases, in such operating costs. See "Business -- Purchase of Feed and Other Inputs," "-- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements" under Item 1.

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

     OBLIGATION TO PURCHASE PIGS. Each member of Alliance owning one or more shares of Class A Common Stock has entered into a Feeder Pig Purchase Agreement, pursuant to which such member is obligated to purchase his or her proportionate share of Alliance's feeder pig production for an initial term of ten years and, unless earlier terminated by the member, for succeeding one year renewal terms, and each member of Alliance owning one or more shares of Class B Common Stock or Class C Common Stock, as the case may be, must enter into a Weaned Pig Agreement, pursuant to which such member is obligated to purchase his or her proportionate share of Alliance's weaned pig production that is to be sold to members as weaned pigs for an initial term of ten years and, unless earlier terminated by the member, for succeeding one year renewal terms. In each such case, pigs will be made available to members of Alliance on a rotating schedule determined and implemented by Alliance, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate ownership interest in Alliance's outstanding Class A Common Stock, with respect to feeder pigs, the member's proportionate ownership interest in Alliance's outstanding Class B Common Stock or Class C Common Stock, as the case may be, with respect to weaned pigs, and the actual production of Qualifying Pigs from the Company's facilities. No assurance can be given that the availability of feeder or weaned pigs to members will coincide with the member's needs or capacity to take delivery.

     The purchase price for feeder and weaned pigs is established pursuant to a formula consisting of the sum of the following factors: the financing cost per pig, the operating cost per pig, and a production margin of $4.50 per pig, in the case of feeder pigs, and of $0 to $4.50 per pig (as determined by Alliance in its discretion), in the case of weaned pigs (all as defined in the Feeder Pig Purchase Agreement or Weaned Pig Agreement, as the case may be). The Company believes the effect of such pricing is to shift the risks of increasing production costs and lower market prices for pigs from the Company and to the member. No assurance can be given that the price for feeder and weaned pigs under the Feeder Pig Purchase Agreement or Weaned Pig Agreement, as the case may be, will be less than otherwise could be obtained from other sources. Among other factors, a substantial increase in operating costs, including the costs of feed and other supplies and the costs associated with diminished breeding stock health or productivity, or extreme mortality and morbidity, could result in a higher price to be paid by members for feeder and weaned pigs than otherwise could be obtained from other sources. Moreover, the prevailing market price for feeder and weaned pigs could decline below the price to be paid for pigs under the Feeder Pig Purchase Agreement or Weaned Pig Agreement, as the case may be. See "Business -- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements" under Item 1.

     UNPURCHASED AND EXCESS PIGS. Each member of Alliance owning one or more shares of Class A Common Stock has entered into a Feeder Pig Purchase Agreement, pursuant to which such member is obligated to purchase his or her proportionate share of Alliance's feeder pig production, and each member of Alliance owning one or more shares of Class B Common Stock or Class C Common Stock, as the case may be, must enter into a Weaned Pig Agreement, pursuant to which such member is obligated to purchase his or her proportionate share (based on the investor's proportionate ownership interest in the Company's outstanding Class B Common Stock or Class C Common Stock, as the case may be) of the Company's weaned pig production that is to be sold to members of the Company as weaned pigs. The failure of the Company's stockholders to purchase their respective share of the Company's pig production could materially adversely affect the performance of the Company. In the event that one or more stockholders fail to purchase their respective share of the Company's pig production, it will be necessary for the Company to find alternate purchasers for its unpurchased pigs. In addition, it also may be necessary to find alternate purchasers to the extent the Company's production of feeder pigs exceeds two and seven-tenths (2.7) lots per share of Class A Common Stock on a prospective rolling 12-month basis, to the extent the Company's production of weaned pigs under the Weaned Pig Purchase Agreements exceeds two and seven-tenths (2.7) lots per share of Class B Common Stock on a prospective rolling 12-month basis or to the extent the Company's production of weaned pigs under the Class C Weaned Pig Purchase Agreements exceeds two and one-tenth (2.1) lots per share of Class C Common Stock on a prospective rolling 12-month basis. Stockholders will not be obligated under the Feeder Pig Purchase Agreements or Weaned Pig Agreements to purchase their proportionate share of such excess production. Although the Company has agreed to provide Farmland the first opportunity to purchase feeder and weaned pigs that stockholders have failed to purchase and any excess feeder and weaned pig production during the five year period ending July 13, 1999, no assurances can be given that Farmland will exercise its option to purchase any such excess pigs. In addition, no assurances can be given that alternate purchasers will be available, or that any such alternate purchasers will agree to purchase feeder or weaned pigs upon terms as favorable to the Company as those contained in the Feeder Pig Purchase Agreements or Weaned Pig Agreements, as the case may be. To the extent that unpurchased feeder or weaned pigs are sold to alternate purchasers at prices less than would have been obtained under such Agreements, the price for feeder or weaned pigs to stockholders may increase. See "Business -- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements" under
Item 1 and "Certain Relationships and Related Transactions -- Farmland" under
Item 12.

     LOSSES ASSOCIATED WITH START-UP. Alliance was formed recently and has a limited history of operations. The development of feeder pig production facilities and weaned pig production facilities entails substantial up front expenditures for the purchase of real estate, the construction of the facilities, and the acquisition of breeding stock and for working capital during the initial start-up period for each new facility. As a result, Alliance anticipates that the development of feeder and weaned pig production facilities will result in Alliance's continued incurrence of losses. There can be no assurance that Alliance will become profitable after it ceases facilities development activities.

     SUBSTANTIAL INDEBTEDNESS. Alliance is highly leveraged. The degree to which Alliance is and will be leveraged could have an adverse impact on Alliance, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes, and (iii) dedication of a significant portion of cash provided by operating activities to the payment of debt obligations and thereby reducing funds available for operations or distribution. Alliance's ability to make required debt service payments in the future will be dependent upon Alliance's operating results, which are subject to financial, economic and other factors affecting Alliance, many of which are beyond its control. Moreover, such operating results are dependent upon the sale price paid to Alliance for feeder pigs, which in turn is determined in part based on the twelve month historical rolling average of operating costs incurred by Alliance in producing such pigs, and upon the sale price paid to Alliance for weaned pigs, which in turn will be determined in part based on the five month historical rolling average of operating costs incurred by Alliance in producing such pigs. Actual changes in the sale price of feeder and weaned pigs therefore will lag changes in the related operating costs and may affect Alliance's ability to timely make required debt service payments. No assurance can be given that Alliance will be able to make required debt service payments. No person has agreed to guarantee the obligation of Alliance to make timely debt service payments. See "Business -- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements" under
Item 1.

     ASSETS SECURING DEBT; CREDIT AGREEMENT RESTRICTIONS. Alliance entered into various loan agreements and other documentation with Alliance's existing lender, CoBank. Pursuant to such loan documentation, Alliance has been, and anticipates that it will be, required to grant liens on substantially all of its properties and assets to CoBank and to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of minimum levels of working capital, (ii) restrictions on the incurrence of additional indebtedness,
(iii) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (iv) restrictions on the declaration and payment of dividends or patronage distributions. There can be no assurance that Alliance will be able to achieve and maintain compliance with the prescribed covenants of such loan documentation. Alliance has successfully sought and received consents, waivers and amendments to its loan documentation on various occasions. If further consents, waivers or amendments are requested by Alliance, including any such consents, waivers or amendments required for the payment of rebates on the price of pigs sold, there can be no assurance that Alliance's lender will again grant such requests. The failure to obtain any such consents, waivers or amendments would reduce Alliance's flexibility to respond to adverse industry conditions and could have a material adverse effect on Alliance's results of operations, financial condition and business. If an event of default occurs under Alliance's loan documentation, the lender will have the right to foreclose upon such collateral. In addition, the terms of Alliance's financing with CoBank might adversely affect the ability of Alliance to obtain additional financing for any future expansion efforts, including the development of feeder or weaned pig production facilities. No person has agreed to guarantee the obligation of Alliance to make timely debt service payments.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. Alliance is and will be subject to the risks normally associated with debt financing, including the risk that Alliance's cash flow will be insufficient to meet required payments of principal and interest and the risk that indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the original indebtedness and thereby increasing the cost to stockholders of feeder or weaned pigs made available under the Feeder Pig Purchase Agreements or Weaned Pig Agreements, as the case may be. As of August 31, 1997, Alliance had a working capital deficit of $114,425. Alliance anticipates that it will be required to raise additional capital in order to further expand its operations. Such capital may be raised through additional private or public financings, as well as collaborative relationships, borrowings and other available sources. If Alliance needs to raise additional funds, there can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of Alliance, dilution to then existing stockholders may result. If adequate funds are not available, Alliance may be required to significantly curtail a portion of its planned operations.

     COMPETITION. Many of Alliance's existing or potential competitors may have substantially greater financial, technical and personnel resources than Alliance. There can be no assurance that Alliance's competitors will not be more successful than Alliance in developing and improving pork production technologies and raising consistent high quality feeder and weaned pigs that are more economical to raise than any which may be developed or raised by Alliance. Moreover, as additional competitors commence operations, the supply of feeder or weaned pigs may exceed demand and result in a downward pressure on the prevailing market prices for such pigs. Under the Feeder Pig Purchase Agreements or Weaned Pig Purchase Agreements, as the case may be, each member is obligated to purchase his proportionate share (based on the member's proportionate ownership interest in Alliance's outstanding Class A Common Stock, Class B Common Stock or Class C Common Stock, as the case may be) of Alliance's feeder or weaned pig production based in large part on Alliance's cost of production. Accordingly, if Alliance is not successful in developing and improving pork production technologies relative to its competitors or if the prevailing market prices for feeder or weaned pigs decline below those applicable under such Agreements, each member may be obligated to purchase his proportionate share of Alliance's feeder or weaned pig production at a price higher than could be available from other sources. Alliance's ability to achieve or maintain cost competitive feeder or weaned pig production operations on an ongoing basis may depend on its ability to raise additional capital, which may not then be available on acceptable terms, if at all. See "Business -- Business Environment" "-- Competition," "-- Feeder Pig Purchase Agreement" and "-- Weaned Pig Purchase Agreements" under Item 1.

     ANTI-CORPORATE FARMING SENTIMENT. The development of large corporate farming operations and concentration of hog production in larger-scale facilities, such as those of Alliance, has increased dramatically over the last decade. This development has engendered opposition from residents of Colorado, Illinois and other states in which Alliance conducts, or may conduct, its business operations. Such opposition may reflect various concerns, including concerns about pollution and effluent emissions, excessive water use, offensive odor, humane treatment of animals and the perceived threat to small farmers and the family farm. To the extent that public opposition is expressed with respect to large corporate farming operations such as those of Alliance, national, state or local laws restricting their operations may be enacted in response, legal proceedings may be instituted to obtain monetary awards, injunctive orders or other legal or equitable remedies, potential employees may be dissuaded from accepting a position with such corporate farming operators, property owners may be reluctant to sell parcels to such corporate farming operators, or other consequences may result that could have a material adverse effect on Alliance and its business. No assurances can be given that public opposition will not result in the occurrence of any one or more of such adverse consequences. See "Business -- Business Environment" under Item 1.

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

     CONTROL BY CURRENT STOCKHOLDERS; DISPARATE VOTING RIGHTS; POTENTIAL CONFLICTS OF INTEREST. As of the date of this report, Farmland, Farmers Cooperative Elevator Company, Yuma Cooperative, Corn Plus, L.C. and Corn Plus II, L.C. collectively own 91 shares of Alliance's Class A Common Stock and 11 shares of Alliance's Class B Common Stock, which together constitutes approximately 50% of the combined voting power of the outstanding shares of Alliance Common Stock. Although no one cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares outstanding during any period in which Alliance has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as Alliance's current lender), the above-named stockholders could exercise a significant degree of influence or control over Alliance with respect to the election of directors and other matters if they, or several of them, agree to vote together on such matters. See "Security Ownership of Certain Beneficial Owners and Management" under Item 11.

     On all matters submitted to a vote of the Company's stockholders, holders of Class A Common and holders of Class B Common each are entitled to one vote per share while holders of Class C Common are entitled to three-fourths of one vote per share. See "Market for Common Equity and Related Stockholder Matters" under Item 5.

     Alliance has contracted with Farmland and Yuma Cooperative for the provision of certain requirements of Alliance, including the supply of feed and other inputs, breeding stock, and administrative services. Alliance's agreements with Farmland and Yuma Cooperative may be modified in the future and Alliance may enter into additional agreements or transactions with Farmland and Yuma Cooperative. Farmland, through its various business divisions, subsidiaries and affiliates, is engaged in the production of livestock elsewhere, in the sale of the above described supplies and services to other parties, and in the slaughter and processing of hogs. Farmland may have conflicting interests in the provision of such services to Alliance in light of its other business activities. Similarly, Yuma Cooperative also may have conflicting interests in the provision of goods and services to Alliance. See "Certain Relationships and Related Transactions" under Item 12.

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

     DISTRIBUTIONS AND DIVIDENDS. No dividends will be paid by Alliance on its Common Stock. Although in the past Alliance has authorized the payment of cash rebates to its members with respect to feeder pigs sold by Alliance to such members, Alliance does not intend to authorize any future rebate payments. Alliance, however, intends to make annual patronage distributions of its net margins, if any, to its members on the basis of the quantity or value of business done by Alliance with or for the member-patrons. Such patronage distributions may be paid in cash, written notices of allocation, whether qualified or non-qualified, or a combination thereof, as determined by Alliance's Board of Directors in its sole discretion. Alliance has entered into various loan agreements and other documentation with its existing lender which restrict Alliance's ability to pay patronage distributions in cash.

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

     YEAR 2000. The Company has made an assessment of its key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues or difficulties related to the Year 2000. Furthermore, the financial impact of making systems changes is not expected to be material to the Company's financial position, results of operations or cash flows, although no assurances can be given in this regard..

     ADDITIONAL FACTORS. Additional risk and uncertainties that may affect future results of operations, financial condition or business of Alliance include, but are not limited to: the effect of economic and industry conditions on prices for Alliance's feeder and weaned pigs and its cost structure; the ability to keep pace with technological change timely and cost-effectively and to provide better service and remain competitive; adverse publicity, news coverage by the media, or negative reports by industry analysts regarding Alliance or its feeder and weaned pigs which may have the effect of reducing the reputation and goodwill of Alliance; and the ability to attract and retain capital for growth and operations on competitive terms.


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

FINANCIAL DISCLOSURE.


     None.


                                    PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

     The names of the current directors and executive officers of the Company (and all persons nominated or chosen to become such as of the date of this report), their ages and present positions and offices with the Company are as follows:

     Name                Age       Position and Offices Held


Wayne N. Snyder          53   Chairman of the Board, President and Director

Scott R. Webster         36   Vice President and Chief Operating Officer

Doug Brown               39        Treasurer, Secretary and Director

Merl Daniel              52        Director

Gerald D. Johnson        54        Director

Loren Keppy              36        Director

     Set forth below is a description of the business experience of each director and executive officer of the Company.

     Wayne N. Snyder has served as Chairman of the Board, President and Director of the Company since its formation in May 1994, and has served as General Manager of Yuma LLC, the Company's predecessor, from October 1991 to July 1994. Mr. Snyder has served as Vice President of Livestock Production for Farmland since July 1997 and as Director of Livestock Production for Farmland from 1989 to June 1997. In that capacity, he is responsible for all activities of Farmland's livestock production department. His professional career includes over 20 years of experience with Farmland in a variety of positions, including Regional Manager and Vice President -- Sales.

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

     Officers are elected annually by the Board of Directors and serve until their respective successors are duly elected and qualified. The Company's Board of Directors currently consists of six directors: Messrs. Snyder, Brown, Daniel, Johnson and Keppy; and the sixth directorship presently is vacant and is scheduled to be filled at the 1997 Annual Meeting of Members of Alliance to be held in December 1997. The members of the Board of Directors are elected for one year terms expiring at the annual meeting of stockholders or until their respective successors are duly elected and qualified, unless sooner removed or disqualified. The Company's Articles of Incorporation and Bylaws provide that at least a majority of the directors constituting the Board of Directors shall be, and less than a majority of the directors need not be, members or duly authorized representatives of members of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     With respect to any company having a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), Section 16(a) of the Exchange Act requires the directors and executive officers, persons who own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act and certain trusts to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of the Company. During the fiscal year ended August 31, 1997, the Company did not have any class of equity securities registered pursuant to
Section 12 of the Exchange Act. Accordingly, no Section 16(a) filing requirements were applicable to its directors, executive officers, greater than 10% shareholders and reportable trusts during such year with respect to the Company's equity securities.


ITEM 10.  EXECUTIVE COMPENSATION.


EXECUTIVE COMPENSATION

     No compensation has been awarded, earned by or paid to Wayne N. Snyder, the chief executive officer of the Company, by the Company for services rendered to the Company as such during the period from the Company's organization on May 3, 1994 through August 31, 1997. Mr. Snyder is employed by Farmland, which has agreed to provide certain administrative, advisory and consulting services to the Company under the terms of a Swine Production Services Agreement. No executive officer of the Company at August 31, 1997 was awarded, earned or was paid compensation in excess of $100,000 for services rendered to the Company as such during the fiscal year ended August 31, 1997. See "Directors and Executive Officers" under Item 9 and "Certain Relationships and Related Transactions" under Item 12.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information as of August 31, 1997 regarding the beneficial ownership of Class A Common Stock in Alliance by Farmland, Farmers Cooperative Elevator Company, Yuma Cooperative, Corn Plus, L.C. and Corn Plus II, L.C.; the only persons who were the beneficial owners of
more than 5% of the outstanding Class A Common Stock as of such date.   No
directors or executive officers of the Company were the beneficial owners of Alliance Class A Common Stock as of that date. As of that date, no shares of Class B Common Stock or Class C Common Stock were outstanding. All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholder.


    NAME AND ADDRESS OF      AMOUNT AND NATURE OF      PERCENT OF CLASS A
     BENEFICIAL OWNER        BENEFICIAL OWNER(1)       COMMON OUTSTANDING


Farmland Industries, Inc. (2)         52                    43.7%
     3315 North Oak Trafficwa
     Kansas City, MO 64116

Farmers Cooperative Elevator          11                     9.2%
     Company (3)
     501 East Main Street
     Plymouth, NE  68424

Yuma Farmers Milling and              12                    10.1%

Mercantile
     Cooperative Company (4)
     101 South Detroit
     Yuma, CO  80759

Corn Plus, L.C. (5)                                          5.0%
     212 North Agora Street           6
     Marathon, Iowa  50565

Corn Plus II, L.C. (6)                10                     8.4%
     212 North Agora Street
     Marathon, Iowa  50565

_________________
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 119 shares of Class A Common Stock outstanding.

(2) The voting and disposition of the shares of Class A Common Stock held by Farmland are subject to the discretion of the board of Directors of Farmland. Pursuant to the Company's Articles of Incorporation, Farmland is prohibited from voting shares of Class A Common Stock representing 25% or more of the shares outstanding during any period in which the Company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as the Company's current lender). As of August 31, 1997, the Company had borrowed funds from such a lender. See "Description of Business -- Financing" under
     Item 1 and "Holders" under Item 5.
(3) The voting and disposition of the shares of Class A Common Stock held by Yuma Cooperative are subject to the discretion of the Board of Directors of Yuma Cooperative.

(4) The voting and disposition of the shares of Class A Common Stock held by Farmers Cooperative Elevator Company are subject to the discretion of the Board of Directors of Farmers Cooperative Elevator Company.

(5) The voting and disposition of the shares of Class A Common Stock held by Corn Plus, L.C. are subject to the discretion of the manager of Corn Plus, L.C..

(6) The voting and disposition of the shares of Class A Common Stock held by Corn Plus II, L.C. are subject to the discretion of the manager of Corn Plus II, L.C..


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


GENERAL

     As of August 31, 1997, Farmland and Yuma Cooperative owned approximately 43.7% and 10.1%, respectively, of the Class A Common Stock of the Company. In connection with the formation of the Company as a Colorado cooperative association on May 3, 1994, one share of the Company's Class A Common Stock was issued to Farmland for the purchase price of $100. On July 13, 1994, the Company acquired the entire equity ownership rights and interests in Yuma LLC, a Colorado limited liability corporation in which Farmland and Yuma Cooperative owned approximately 71.5% and 28.5%, respectively, of the outstanding equity interests. In exchange for their respective equity interests in Yuma LLC, Farmland and Yuma Cooperative were issued 30 shares and 12 shares, respectively, of the Company's Class A Common Stock. Yuma LLC thereupon was dissolved and liquidated and its assets and liabilities were assigned to and assumed by Alliance. As of the date of this report, the Company has consummated its issuance and sale to Farmland of an additional 19 shares of Class A Common Stock and 11 shares of Class B Common Stock in exchange for the purchase price of $2,180,000. The Company has entered into various contractual arrangements with both Farmland and Yuma Cooperative for the provision of specific goods and services. All future transactions between the Company and its officers, directors, employees and affiliates, including Farmland and Yuma Cooperative, will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. All such transactions will be subject to the approval of a majority of the independent outside members of the Board of Directors who do not have an interest in the transactions. See Item 11.

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

     Swine Production Consulting and Services Agreement. The Company has entered into various contractual arrangements with Farmland for the provision of specific goods and services. Under the terms of a Swine Production Services Agreement with the Company, Farmland, acting as independent contractor, has agreed to provide certain administrative, advisory and consulting services to the Company, including the following: performing various ministerial services, including data entry of transactions for accounting purposes and computer generation of financial and operational reports and checks; compilation of the production records with respect to each feeder and weaned pig production facility; logistical backup and coordination, including facilitating the acquisition, servicing, transportation and sale of genetic stock, breeding stock, feeder pigs and weaned pigs; facilitating the purchase of inputs for the Company; assistance in sourcing feed ingredients, animal health products and veterinarian services; assistance in arranging financing; assistance in selection of suitable sites for the Company's facilities; assistance in obtaining appropriate permits for the construction and operation of facilities for the Company; assistance in the recruitment, selection and training of general managers for the Company; and advice and consultation with respect to management practices, feed formulations and other aspects of the Company.

     Farmland has agreed to assist the Company in acquiring the necessary management and labor to adequately staff and operate the Company's pig production facilities. The Company will cause the new pig production facilities to be constructed, provide initial and replacement breeding stock purchased from Farmland or other sources which, under normal circumstances, will be sufficient to keep the facilities in full production and provide adequate record keeping to allow Farmland to provide the accounting and reporting functions required of it under the Swine Production Services Agreement. Finally, the Company will grant Farmland reasonable access to the facilities, in accordance with good bio-security practices, to allow Farmland to provide its required services.
Farmland will be paid one dollar ($1.00) for each feeder or weaned pig sold by the Company as partial compensation for Farmland's duties under the agreement. Such amount is subject to adjustment annually commensurate with, and based upon, changes in the Consumer Price Index. For the years ended August 31, 1997 and 1996, the Company paid Farmland a total of $250,967 and $151,905, respectively, for its provision of administrative, advisory and consulting services pursuant to the Swine Production Services Agreement. Farmland also may provide a significant portion of the feed ingredients, nutritional supplements and animal health supplies required by the Company at Farmland's customary rates. For the years ended August 31, 1997 and 1996, the Company purchased $638,730 and $303,963, respectively, of feed ingredients, nutritional supplements and animal health supplies from Farmland.

     Farmland will purchase from the Company gilts produced by the Company for purposes of finishing for use as breeding stock by the Company, subject to available finishing capacity of Farmland. Upon completion of such finishing, Farmland will resell to the Company all such gilts that survive finishing by Farmland. The purchase price to be paid by Farmland to the Company for gilts will be based on the purchase price specified in the Feeder Pig Purchase Agreement between Farmland and the Company or, if no such agreement is then in effect, the purchase price specified in the most recent effective Feeder Pig Purchase Agreement between Farmland and the Company. The purchase price to be paid by the Company to Farmland for finished gilts will be based upon the prevailing market price of hogs at the time of purchase, plus any royalty fees payable by Farmland and a handling fee of $10.00 per gilt. For the years ended August 31, 1997 and 1996, the Company purchased finished gilts from Farmland at an aggregate price of $2,367,524 and $872,979, respectively.

     It is anticipated that Farmland may provide hybrid gilts from additional multiplier facilities to meet a portion of the Company's initial stocking and ongoing requirements for breeding stock with respect to each pig production facility in existence, under development or proposed. The actual number of replacement gilts purchased from Farmland will be affected by the Company's requirements and the availability of animals from Farmland's facilities. The purchase price of replacement hybrid breeding stock is to be based upon the prevailing market price of breeding stock at the time of purchase.

     In the Swine Production Services Agreement, the Company has granted Farmland an option during the term of the Agreement (and in no event less than the five-year period ending July 13, 1999) to purchase (a) excess feeder pigs produced by the Company and excess weaned pigs produced by the Company at the price per pig equal to the average price per pig paid by stockholders under Feeder Pig Purchase Agreements or Weaned Pig Purchase Agreements, as the case may be, for the then immediately preceding month, and (b) feeder pigs and weaned pigs that a stockholder has failed to purchase under such stockholder's Feeder Pig Purchase Agreement or Weaned Pig Purchase Agreement, as the case may be, at the price per pig determined pursuant to such Agreement. The Company also has granted Farmland an option to purchase any shares of Common Stock reacquired by the Company.

     Feeder Pig Purchase Agreement. As a member of the Company, Farmland has contracted with the Company to purchase a share of the feeder pigs to be produced by the Company under the same terms required of the Company's other members. Commencing on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members (other than Farmland and Yuma Cooperative), the price paid by Farmland for feeder pigs has been under terms comparable to those applicable to the Company's members pursuant to the Feeder Pig Purchase Agreements. For the years ended August 31, 1997 and 1996, Farmland purchased feeder pigs from the Company (including Yuma Cooperative's share of feeder pigs produced by the Company) at an aggregate price of $7,924,763 and $5,035,160, respectively. Finally, the Company has agreed to provide Farmland the first opportunity to purchase any feeder pigs produced by the Company in excess of the Company's supply commitments to other members or that other members have failed to purchase during the term of the Swine Production Services Agreement (and in no event less than the five-year period ending July 13, 1999). See "Description of Business -- Feeder Pig Purchase Agreement" under Item 1.

     Real Estate Loans. Between September and December 1995, the Company purchased approximately 1,000 acres of real property in Yuma County, Colorado, upon which the Company has developed one production facility and holds the remaining acreage for the development of additional production facilities (the "Additional Colorado Property"). The acquisition cost of this Additional Colorado Property was approximately $760,000. The Company obtained funding for the purchase of the Additional Colorado Property from the proceeds of a loan obtained from Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for the amortization of the loan over a ten-year period, at a variable rate equal to CoBank's prime rate. As of August 31, 1997, CoBank's prime rate was 8.50%. The payment schedule of the promissory note requires that the Company make interest-only payments for the life of the loan, with a final balloon payment of the principal at the expiration of the ten-year term. To secure the obligations of the promissory note, the Company has agreed to execute a deed of trust in favor of Farmland covering all of the Additional Colorado Property, which deed of trust is second in priority to that of CoBank with respect to the production facility constructed thereon. See "Description of Property" under Item 2.

     In November 1996, the Company exercised its rights under an option contract to acquire an approximately 90 acre tract of real property in Wayne County, Illinois, including 45 acres (the "45 Acre Tract") on which the Company has commenced development activities with respect to a second Illinois sow production facility. The Company obtained funding for the purchase of the 45 Acre Tract, and subsequent development of a feeder pig facility, from the proceeds of a $1,360,000 loan provided by Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. This loan was repaid by Alliance in full in August 1997, and the promissory note has been cancelled.

     In November 1997, the Company obtained a second loan of $1,360,000 from Farmland for the development of a sixth feeder pig facility in Yuma County, Colorado. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25% The payment schedule for the Farmland loan would require the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the earlier of (i) the Company's next issuance and sale of a minimum block of 17 shares of Common Stock, and (ii) the expiration of ten years. Alliance's obligation to Farmland under this note is secured by a mortgage on the real property upon which the sixth Colorado facility is being developed. See "Description of Property" under Item 2.

     Pig Producers I, L.P. Farmland holds a 12.5% interest in Pig Producers I, L.P. ("Pig Producers"), a limited partnership engaged in the production of feeder pigs from a 2,450-sow feeder pig production facility located in Yuma County, Colorado. The Company has assigned 13 employees of its employees to perform various facilities operation services for Pig Producers. Pig Producers reimburses the Company for all wages, benefits and other costs attributable to these Alliance employees. From time to time, the Company and Pig Producers also engage in various commercial transactions related to the sale of genetic stock, breeding stock, feed ingredients and animal health supplies.

     Colorado Repopulation. In connection with the repopulation of the Company's feeder pig production facilities located in Yuma County, Colorado, the Company intends to arrange for the finishing of new breeding sows on facilities of independent producers. In this regard, Alliance has contracted with Farmland for the use of facilities as to which Farmland has acquired rights from the owners of such facilities. During the approximately 14 months that Alliance intends to use such facilities, Alliance will have approximately 9,240 pig spaces available to it. Alliance will be obligated to pay the facilities owner a monthly fee equal to $31.50 per pig space divided by twelve In addition, Farmland will be entitled to a monthly fee from Alliance equal to $1.00 per pig space divided by 12.

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

     Feed Purchase Agreement. The Company has entered into a Feed Purchase Agreement with Yuma Cooperative respecting the supply of manufactured feed and animal health products. In this capacity, Yuma Cooperative has agreed to purchase feed-grains and feed additives for the production of feed which, together with animal health products, will be sold to the Company. In exchange for providing these goods and services, Yuma Cooperative is entitled to compensation based upon a fixed charge for the grinding, mixing, and delivery of feed ($14.51 per ton as of November 1, 1997), in addition to the actual
delivered cost of the feed ingredients.   Feed rations which are pelleted are
subject to a surcharge ($7.24 per ton as of November 1, 1997). Both the fixed charge and the surcharge are subject to annual increases in November of each year corresponding to any increases in the Consumer Price Index -- Retail Items. Corn provided by Yuma Cooperative for use in feed generally is sold to the Company at delivered cost plus, in the absence of available Company grain storage facilities, a $.10 per bushel handling fee. The Company has the right under the Feed Purchase Agreement, in its sole discretion, to purchase and provide its own corn for feed manufacturing. For the years ended August 31, 1997 and 1996, the Company purchased $4,338,732 and $3,423,773, respectively, of feed from Yuma Cooperative. See "Description of Business -- Purchase of Feed and Other Inputs" under Item 1.

     Feeder Pig Purchase Agreement. As a member of the Company, Yuma Cooperative has contracted with the Company to purchase a share of the feeder pigs to be produced by the Company under the same terms required of the Company's other members. Commencing on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Feeder Pig Purchase Agreements with the Company's existing members (other than Farmland and Yuma Cooperative), the price paid by Yuma Cooperative for feeder pigs has been under terms comparable to those applicable to the Company's members pursuant to the Feeder Pig Purchase Agreements. For the years ended August 31, 1997 and 1996, Yuma Cooperative's share of feeder pigs produced by the Company was purchased from the Company by Farmland. See "Certain Relationships and Related Transactions -- Farmland" and "Description of Business -- Feeder Pig Purchase Agreement" under Item 1.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


     (A)  EXHIBITS:

     1. The following financial statements of the Company and reports of the Company's independent auditors appear on the pages indicated in this report.

                                                                     Page


Independent Auditors' Report                                            45

Balance Sheets as of August 31, 1997 and 1996                           46

Statements of Operations for the years ended August 31, 1997 and
1996                                                                    48

Statements of Shareholders' Equity for the years ended August 31,
1997 and 1996                                                           49

Statements of Cash Flows for the years ended August 31, 1997 and
1996                                                                    50

Notes to Financial Statements                                           52


      2.    The following exhibits are filed as part of this report:


Exhibit
   No.                                          Description


3.1 Articles of Incorporation (filed on May 23, 1997 as Exhibit 3.1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.1.1 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.1.2 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.1.3 Articles of Amendment (filed on May 23,, 1997 as Exhibit 3.1.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.1.4 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.4 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.2 Amended and Restated Bylaws (filed on May 23, 1997 as Exhibit 3.2 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.2.1   Amendments to Amended and Restated Bylaws (filed on May 23, 1997 as
        Exhibit 3.2.1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1 Articles of Incorporation (filed on May 23, 1997 as Exhibit 3.1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1.1 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.1.2 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1.3 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1.4 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.4 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.2 Amended and Restated Bylaws (filed on May 23, 1997 as Exhibit 3.2 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.2.1   Amendments to Amended and Restated Bylaws (filed on May 23, 1997 as
        Exhibit 3.2.1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.3.1 Specimen Form of Certificate Representing Membership in the Company and the Class A Common Stock (filed on November 7, 1994 as Exhibit 4.3 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.3.2 Specimen Form of Certificate Representing Membership in the Company and the Class B Common Stock (filed on April 18, 1997 as Exhibit 4.4 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.3.3 Specimen Form of Certificate Representing Membership in the Company and the Class C Common Stock (filed on May 23, 1997 as Exhibit 4.15 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

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

4.9.1 Amendment to Multiple Advance Term Loan Supplement, dated as of February 11, 1997, between CoBank, ACB and the Registrant respecting the extension of the CoBank credit facility (filed on April 18, 1997 as Exhibit 10.14.1 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

4.10 Revolving Term Loan Supplement, dated as of May 19, 1995, between CoBank, ACB and the Registrant (filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit
        10.13 and incorporated herein by reference).

4.11 Correction Deed of Trust, dated October 23, 1996, between the Public Trustee of the County of Yuma, State of Colorado and the Registrant (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.6 and incorporated herein by reference).

4.12 Illinois Mortgage, dated February 23, 1996, from the Registrant to CoBank, ACB (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.10 and incorporated herein by reference).

4.13 Letter Agreement between the Registrant to CoBank, ACB respecting the extension of the CoBank credit facility (filed on April 18, 1997 as Exhibit 10.28 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

10.1    Form of Feeder Pig Purchase Agreement (filed on January 23, 1995 as
        Exhibit 10.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.2 Swine Production Services Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit 10.2 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.2.1 First Amendment to Swine Production Services Agreement, dated as of July 26, 1996, between Farmland Industries, Inc. and the Company (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.1 and incorporated herein by reference).

10.2.2 Second Amendment to Swine Production Services Agreement, dated as of April 14, 1997, between Farmland Industries, Inc. and the Registrant (filed on April 18, 1997 as Exhibit 10.2.2 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

10.3 Feed Purchase Agreement, dated July 13, 1994, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit 10.3 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.4 Interim Feeder Pig Purchase Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit 10.4 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.4.1 First Amendment to Interim Feeder Pig Purchase Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit 10.4.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.5 Interim Feeder Pig Purchase Agreement, dated July 13, 1994, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit 10.5 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.5.1 First Amendment to Interim Feeder Pig Purchase Agreement, dated July 13, 1994, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit 10.5.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.6 Loan Agreement, dated as of September 21, 1994, between National Bank for Cooperatives and the Registrant (filed on November 7, 1994 as
        Exhibit 10.6 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.6.1 Term Loan Amendment, dated as of May 19, 1995, between CoBank, ACB (formerly National Bank for Cooperatives) and the Registrant (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.6.1 and incorporated herein by reference).

10.7 The Registrant's Promissory Note, dated September 21, 1994, to National Bank for Cooperatives (filed on November 7, 1994 as Exhibit 10.7 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.8 Security Agreement, dated September 21, 1994, made by the Registrant to National Bank for Cooperatives (filed on November 7, 1994 as Exhibit
        10.8 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.9 Correction Deed of Trust, dated November 4, 1994, between the Public Trustee of the County of Yuma, State of Colorado and the Registrant (filed on January 23, 1995 as Exhibit 10.9 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

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

10.12.1 Amendment to Multiple Advance Term Loan Supplement, dated as of February 11, 1997, between CoBank, ACB and the Registrant respecting the extension of the CoBank credit facility (filed on April 18, 1997 as Exhibit 10.14.1 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

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

10.15   Form of Weaned Pig Purchase Agreement (filed on April 18, 1997 as
        Exhibit 10.29 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

10.16   Form of Class C Weaned Pig Purchase Agreement (filed on May 23, 1997 as
        Exhibit 10.34 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

10.17 The Registrant's Promissory Note, dated August 30, 1995, to Farmland Industries, Inc. (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.16 and incorporated herein by reference).

10.18 Loan Agreement, dated as of November 5, 1997, between the Registrant and Farmland Industries, Inc.

10.19 The Registrant's Promissory Note, dated November 5, 1997, to Farmland Industries, Inc.

10.20 Security Agreement, dated as of November 5, 1997, between the Registrant and Farmland Industries, Inc.

10.21 Colorado Deed of Trust, dated November 5, 1997, between the Registrant, the Public Trustee of the County of Yuma, State of Colorado and Farmland Industries, Inc.

10.22 Excess Feeder Pig Purchase Agreement, dated as of November 5, 1997, between the Registrant and Farmland Industries, Inc.

10.23 Camborough-22 Closed Herd Multiplier Agreement, dated March 1, 1996, between Pig Improvement Company, Inc. and the Registrant (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.2 and incorporated herein by reference)

10.24 Option Contract, dated November 20, 1996, between Bill L. Bailey and Norma Jean Bailey, and the Registrant (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.3 and incorporated herein by reference)

10.25 Correction Deed of Trust, dated October 23, 1996, between the Public Trustee of the County of Yuma, State of Colorado and the Registrant (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.6 and incorporated herein by reference)

10.26 Master Construction Agreement, dated November 22, 1996 (Illinois #2 sow unit), between the Registrant and Central Confinement Service, Ltd. (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.7 and incorporated herein by reference)

10.27 Master Construction Agreement, dated November 22, 1996 (Illinois #2 nursery), between the Registrant and Central Confinement Service, Ltd. (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.8 and incorporated herein by reference)

10.28 Master Construction Agreement, dated November 22, 1996 (Illinois #2 isolation building), between the Registrant and Central Confinement Service, Ltd. (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.9 and incorporated herein by reference)

10.29 Illinois Mortgage, dated February 23, 1996, from the Registrant to CoBank, ACB (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.10 and incorporated herein by reference)

10.30 Letter Agreement between the Registrant to CoBank, ACB respecting the extension of the CoBank credit facility (filed on April 18, 1997 as Exhibit 10.28 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

10.31 Colorado Breeding Farm Side Agreement, dated April 11, 1997, between the Registrant and Farmland Industries, Inc. (filed on May 23, 1997 as
        Exhibit 10.35 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

10.32 Colorado Breeding Farm Agreement, dated April 11, 1997, between the Registrant, G & G Pork Producers, LLC and Farmland Industries, Inc. (filed on May 23, 1997 as Exhibit 10.36 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

10.33 Colorado Breeding Farm Agreement, dated April 21, 1997, between the Registrant, Triple R and Farmland Industries, Inc. (filed on May 23, 1997 as Exhibit 10.37 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

10.34   CoBank, ACB Loan Commitment Letter, dated October 9, 1997.

24.1    Power of Attorney

27      Financial Data Schedule
_____________________________

No management contracts or compensatory plans or arrangements required to be identified by Item 13(a) are included among the exhibits filed as part of this report.

      (B)   REPORTS ON FORM 8-K.

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                          Independent Auditor's Report



The Board of Directors
Alliance Farms Cooperative Association:

We have audited the accompanying balance sheets of Alliance Farms Cooperative Association as of August 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Association's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Farms Cooperative Association as of August 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Kansas City, Missouri                                 KPMG Peat Marwick LLP
October 10, 1997



               ALLIANCE FARMS COOPERATIVE ASSOCIATION
                           BALANCE SHEETS

                                               August 31, 1997 and 1996

                                                1997                1996
ASSETS
Current Assets:
   Receivables, trade                           69,550              48,546
   Receivables, non-trade (Note 3)             200,137              23,902
   Inventory  (Note 4)                       3,179,402           2,435,477
   Other current assets                              0              48,273

       Total current assets                  3,449,089           2,556,198

   Property, plant and equipment, at cos    19,610,833          16,491,601
(Note 5)
   Less accumulated depreciation             2,193,650           1,333,291

                                            17,417,183          15,158,310


   Breeding stock                            4,603,996           3,928,215
   Less accumulated depreciation             1,353,650           1,013,872

                                             3,250,346           2,914,343
   Other assets, net of $77,261 and
     $51,568 accumulated amortization          263,788             216,762

                                           $24,380,406         $20,845,613



                                               1997                1996


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                            1,106,122             575,749
Current maturities of long-term debt
   (Note 6)                                  1,262,700             870,000
   Accounts payable (Note 3)                   952,431             526,193
   Accrued Rebates (Note 2)                          0             670,167
   Accrued expenses                            242,261             171,791

     Total current liabilities               3,563,514           2,813,900

Long-term debt (Note 6)                     14,320,724          13,425,424

Shareholders' equity
   Class A Common stock of $.01 par
value;  authorized
     5,000 shares; issued and outstandin
119 shares
     (102 shares at August 31, 1996)                 1                   1
   Class B Common stock of $.01 par
value;  authorized
     2,500 shares; none issued                      --                  --
   Class C Common stock of $.01 par
value;  authorized
     2,500 shares; none issued                      --                  --
   Additional paid-in capital                8,719,237           7,487,653
   Accumulated deficit                      (2,223,070)         (2,881,365)

      Total shareholders' equity             6,496,168           4,606,289
     Commitments (Notes 7 and 8)                  ----                  --

                                           $24,380,406         $20,845,613




           See accompanying notes to financial statements

             ALLIANCE FARMS COOPERATIVE ASSOCIATION
                    STATEMENTS OF OPERATIONS

          For the years ended August 31, 1997 and 1996

                                            1997              1996

Net sales  (Notes 2 and 3)                $13,669,706        $7,037,927
Cost of goods sold (Note 3)                11,222,169         6,422,838


     Gross margin                           2,447,537           615,089

Expenses related to start-up
  of new production facilities                281,025           426,926
Administrative expenses                       424,565           369,787
(Gain) loss on sale of breeding stock         (94,123)          226,738


Operating income (loss)                    $1,836,070         ($408,362)

Other income (expense):
   Interest expense                        (1,321,984)       (1,001,329)
   Other                                      144,209            66,604

                                           (1,177,775)         (934,725)


Net income (loss)                            $658,295       ($1,343,087)



         See accompanying notes to financial statements


                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY


             For the years ended August 31, 1997 and August 31, 1996
                                                Class A           Additional                               Total
                                                common             paid-in          Accumulated        Shareholders'
                                                 stock             capital            deficit              equity


Balance at
   August 31, 1995                                $1                  6,165,970           (1,538,278)           4,627,693

Sale of 17 shares of Class A
common stock - $.01 par per
share, net of $38,317 offering costs              ---                 1,321,683             ---                 1,321,683

Net loss                                          ---                 ---                 (1,343,087)          (1,343,087)


Balance at August 31, 1996                         1                  7,487,653           (2,881,365)           4,606,289

Sale of 17 shares of Class A
common stock - $.01 par per
share, net of $128,416 offering costs             ---                 1,231,584             ---                 1,231,584

Net income                                        ---                 ---                    658,295              658,295


Balance at August 31, 1997                         1                  8,719,237           (2,223,070)           6,496,168


                     See accompanying notes to financial statements



                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                       STATEMENTS OF CASH FLOWS

               For the years ended August 31, 1997 and 1996

                                                        1997           1996


Cash flow from operating activities:
   Net income (loss)                                     658,295     (1,343,087)
   Adjustment to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
        Provision for depreciation and amortization    2,179,473      1,721,482
        (Gain) loss on sale of breeding stock            (94,123)       226,738
   Changes in assets and liabilities:
        Receivables                                     (197,239)       (40,561)
        Inventory                                       (743,925)    (1,366,333)
        Other current assets                              48,273        (28,999)
        Other assets                                     (70,896)       (38,593)
        Accounts payable                                 426,238       (146,764)
        Accrued rebates                                 (670,167)       629,028
        Accrued expenses                                  70,470        106,640

            Net cash provided by (used in)             1,606,399       (280,449)

               operating activities
Cash flows from investing activities:
   Capital expenditures                               (5,896,799)    (8,808,888)
   Proceeds from sale of breeding stock                1,246,443        626,268

          Net cash used in investing activities       (4,650,356)    (8,182,620)

Cash flows from financing activities:
   Proceeds from issuance of long term debt            1,877,131      3,798,000
   Net increase in revolving term credit                 300,869      1,276,000
   Payment on long term debt                            (870,000)      (580,000)
   Increase (decrease) in note payable to Farmland       (20,000)       636,424
   Issuance of Class A common stock, net of offering   1,231,584      1,321,683
costs
  Loan origination fees                                   (6,000)       (42,000)
   Increase in bank overdraft                            530,373        575,749
           Net cash provided by
               financing activities:                   3,043,957      6,985,856


            Decrease in cash and cash
                 equivalents                                   0     (1,477,213)

Cash and cash equivalents at beginning of period       $       0      1,477,213

Cash and cash equivalents at end of period             $       0              0


Supplemental schedule of cash paid for interest:      $1,337,319        989,334

                 See accompanying notes to financial statements




ALLIANCE FARMS COOPERATIVE ASSOCIATION

Notes to Financial Statements

1. Description of the Business and Summary of Significant Accounting Policies Alliance Farms Cooperative Association (Alliance) is a cooperative association engaged in the production of feeder pigs for sale to its members. As of August 31, 1997, Alliance owned and was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado, one 2,450-sow feeder pig production facility in Wayne County, Illinois and a second comparable facility was being developed in Wayne County, Illinois.

     ( a )     Inventory

     Inventories are stated at the lower of cost or market. Cost has been determined by the average cost method for feeder pigs and under the FIFO method for other inventories.

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

     Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121") was adopted by Alliance on September 1, 1996. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of Statement 121 is not expected to have a significant impact on Alliance's financial statements.

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

     ( g )     Income Taxes

     Alliance operates as a cooperative that is not exempt from federal income taxes and, therefore, is subject to taxes on all income not paid or allocated to members. Deferred income taxes have not been provided because all sales since inception have been to members and all future sales are anticipated to be to members.

     Alliance incurred patronage-sourced losses through August 31, 1996 which were not allocated to members. These patronage-sourced losses are therefore available to offset future patronage-sourced income. During the year ended August 31, 1997, a portion of patronage- sourced losses were used to offset 1997 patronage-sourced income. At August 31, 1997, approximately $3,594,000 of patronage-sourced losses were available to offset future patronage-sourced income. These losses expire in 2009 through 2011.

     (h)  Common Stock

     The common stock of Alliance is subject to certain restrictions as to transferability and Alliance has the right to purchase a member's common stock under certain circumstances.

     The authorized common stock of Alliance consists of Class A common stock, Class B common stock and Class C common stock. Only qualified agricultural producers who have executed and delivered a Feeder Pig Purchase Agreement may own Class A common stock, only qualified agricultural producers who have executed and delivered a Weaned Pig Purchase Agreement may own Class B common stock, and only qualified agricultural producers who have executed and delivered a Class C Weaned Pig Purchase Agreement may own Class C common stock. Holders of Class A common stock and Class B common stock are entitled to one vote for each share held, and holders of Class C common stock are entitled to three-fourths of one vote for each share held. The preferences, powers and rights of Class A, Class B and Class C common stock are otherwise identical.

     Alliance intends to compute its patronage-sourced income or loss separately for each class of stockholders (members).

     ( i )     Use of Estimates

     Management of Alliance has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.   Sales

     Alliance has sold 100% of its feeder pigs to its members for the fiscal years ended August 31, 1997 and 1996 at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig.

     Alliance's sales for the fiscal year ended August 31, 1996 were reduced by the accrual of a rebate of $670,167. The 1996 rebate was paid to members during fiscal 1997. Alliance has not accrued a rebate in fiscal 1997 as it does not intend to pay a rebate to its members on fiscal 1997 sales.

     Because the contractual price for the sale of a feeder pig is determined based upon, among other things, a twelve month historical rolling average for operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder pigs during periods of rising costs.

     Alliance's average net sales price and the average industry market price were as follows:

                                             Fiscal Year Ended
                                                   August 31
                                               1997       1996


               Average Net Sales Price         59.02     48.12
               Average Industry Market*        56.84     41.15

     *As published by Spark's Companies, Inc. (from the USDA's Market News Service)

3.   Transactions with Farmland and Yuma Cooperative

     As of August 31, 1997 and 1996, Farmland Industries, Inc. (Farmland) owned approximately 43.7% and 49%, respectively, of the Common Stock of Alliance, and Yuma Farmers' Milling and Mercantile Cooperative (Yuma Cooperative) owned approximately 10.08% and 11.8%, respectively, of the Common Stock of Alliance.

     Alliance purchased feed from Yuma Cooperative and animal health supplies and breeding stock from Farmland based on market prices. Yuma Cooperative and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma Cooperative. Such purchases and sales were as follows:

                                        Fiscal Year Ended
                                            August 31
                                          1997          1996

          Feed Purchases                $4,338,732     $3,423,773
          Animal Health Purchases          638,730        303,963
          Breeding Stock                 2,367,524        872,979
          Feeder Pig Sales               7,924,763      5,035,160

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                       Fiscal Year Ended
                                           August 31
                                       1997      1996

               Royalty Income        $123,620          $31,590


     Farmland provides Alliance with an administrative office in Yuma, Colorado at no cost. Farmland also performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement. The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994. Amounts paid by Alliance to Farmland under such agreement were as follows:

                                   Fiscal Year Ended
                                       August 31
                                    1997             1996

          Management Fee            $250,967      $151,905


     Alliance had $200,137 and $23,902 of non-trade receivables at August 31, 1997 and 1996, respectively. Of the $200,137 due Alliance at August 31, 1997, $120,195 was due from Yuma Cooperative as a result of a feed pricing adjustment and the remainder was due from Farmland for items received out of Alliance's shop stock inventory, and from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory. The $23,902 due Alliance at August 31, 1996 was due for wages and benefits as described above from Pig Producers, in addition to charges for items received out of Alliance's shop stock inventory by both Pig Producers and Farmland.

     Alliance owed $197,755 and $185,413 at August 31, 1997 and $38,650 and
     $137,722 at August 31, 1996 to Farmland and Yuma Cooperative, respectively, for goods and services. Alliance is also obligated to Farmland in the amount of $616,424 at August 31, 1997 pursuant to a $760,000 promissory note. See note 6.

4.   Inventory

     Major components of inventories as of August 31, 1997 and August 31, 1996 are as follows:
                              1997          1996

     Feeder Pigs            $2,922,594      $2,265,056
     Other                     256,808         170,421

                            $3,179,402      $2,435,477




5.   Property, Plant and Equipment

     Property, plant and equipment at August 31, 1997 and 1996 consisted of the following:

                                  1997              1996

     Land                   $ 1,875,125       $ 1,717,079
     Buildings               15,693,994        13,129,134
     Site Improvements        1,494,249         1,019,936
     Machinery and equipment    368,572           254,316
     Mobile equipment            60,719            27,346
     Furniture and office
        equipment                21,454            21,694
     Construction in progress    96,720           322,096

                           $ 19,610,833       $16,491,601




6.   Long-Term Debt

     Long term debt at August 31, 1997 and 1996 consisted of the following:

                                        1997           1996

     CoBank Term Loan              $12,525,131         $11,518,000
     CoBank Revolving Term Credit    2,441,869           2,141,000
     Note Payable to Farmland          616,424             636,424

                                    15,583,424          14,295,424

     Less Current Maturities         1,262,700             870,000

                                   $14,320,724         $13,425,424


     On May 19, 1995, Alliance entered into a $23,600,000 secured credit facility with CoBank. This agreement provided for $18,850,000 of term loans and $4,750,000 of revolving term credit. Proceeds from the term loans are used for construction of feeder pig production facilities and are advanced by CoBank as Alliance incurs construction costs. Proceeds from revolving term credit may be used for working capital and other purposes. The unused commitments expire December 31, 1997 for the term loans and June 20, 2006 for the revolving term credit. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank's national variable rate, plus 1.25% (9.75% at August 31, 1997). Alliance capitalized $29,533 and $38,181 of interest on construction for the fiscal years ended August 31, 1997 and 1996 respectively.

     At August 31, 1997, $443,869 of term loans were immediately available, $211,000 of term loans will be made available by CoBank upon final acceptance of the feeder pig production facility under construction in Wayne County, Illinois and $938,131 of revolving term credit was immediately available.

     Additional amounts available of term loans of $4,220,000 and revolving term credit of $1,220,000 are restricted and available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of common stock sold).

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,900,000 of shareholder's equity,
     (ii) maintaining modified working capital (calculated as current assets, plus the available revolving term credit, minus current liabilities excluding the current portion of term debt payments) of at least $504,000,
     (iii) restrictions on the incurrence of additional indebtedness, and (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of August 31, 1997 Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of August 31, 1997, substantially all assets of Alliance were pledged to CoBank.

     At August 31, 1997, $616,424 had been borrowed from Farmland pursuant to a $760,000 loan agreement. The loan agreement with Farmland provides for interest at CoBank's prime rate and requires repayment in 2005.

     Long-term debt as of August 31, 1997 matures during the fiscal years ending August 31 in the following amounts:

                         1998    $ 1,262,700
                         1999      1,550,400
                         2000      1,550,400
                         2001      1,550,400
                         2002      1,550,400
                    Thereafter     6,289,924

                                 $15,583,424




     7.   Operating Leases

     Alliance incurred $121,754 and $2,137 of lease expenses related to operating lease agreements for facilities and equipment for the fiscal years ended August 31, 1997 and 1996, respectively. Future minimum lease payments for the next five fiscal years ending August 31 are as follows:

                         1998         $266,954
                         1999           23,319
                         2000           23,319
                         2001           23,319
                    2002 and thereafter 23,319

                                      $342,740

     8.   Commitments

     As of August 31, 1997, Alliance Farms was operating six 2,450 sow feeder pig production units and had an additional unit under construction. At August 31, 1997, commitments for construction of such facilities totaled approximately $699,000. These commitments will be funded through bank borrowings.

     9.   Fair Value of Financial Instruments

     Alliance has financial instruments which are comprised of cash and cash equivalents, receivables, payables, and long-term debt. The fair value of long-term debt is estimated using current interest rates for similar instruments. The fair value of long-term debt approximates the carrying amount at August 31, 1997 because the long-term debt accrues interest at a variable rate. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these instruments.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report to security holders covering the fiscal year ended August 31, 1997 or proxy statement, form of proxy or other proxy soliciting material has been sent by the Registrant to security holders. The Registrant anticipates that an annual report will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB. The Registrant undertakes to furnish copies of such annual report to the Commission when it is sent to security holders.
                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIANCE FARMS COOPERATIVE ASSOCIATION



                                          By:   /s/  Wayne N. Snyder

                                                Wayne N. Snyder, President

Dated:  November  26, 1997

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                         Date


 /s/ Wayne N. Snyder                                  November 26, 1997

Wayne N. Snyder
Chairman of the Board, President and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)


      *                                               November 26, 1997
Doug Brown
Treasurer, Secretary and Director


      *                                               November 26, 1997
Merl Daniel
Director


      *                                               November 26, 1997
Gerald D. Johnson
Director


      *                                               November 26, 1997
Loren Keppy
Director



*     By     /s/ Wayne N. Snyder                      November 26, 1997
            Wayne N. Snyder, Attorney-in-Fact