Form 10QSB
period 1997-11-30
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1998-01-14
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                      Commission File
November 30, 1997                                    Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At January 14, 1998, there were 155 shares of the issuers common stock outstanding, of which 119 were shares of Class A common stock and 36 were shares of Class B common stock.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]



              ALLIANCE FARMS COOPERATIVE ASSOCIATION
                          BALANCE SHEETS
                             UNAUDITED

                                                               November 30, 1997                August 31, 1997
ASSETS
Current Assets:
   Cash and Cash Equivalents                                       2,160,000                               0
   Receivables, trade                                                      0                          69,550
   Receivables, non-trade (Note 3)                                    42,078                         200,137
   Inventory  (Note 4)                                             3,446,538                       3,179,402
   Other current assets                                               35,660                               0

       Total current assets                                        5,684,276                       3,449,089

   Property, plant and equipment, at cost                         21,841,164                      19,610,833
   Less accumulated depreciation                                   2,435,755                       2,193,650

                                                                  19,405,409                      17,417,183

   Breeding stock                                                  4,577,325                       4,603,996
   Less accumulated depreciation                                   1,518,252                       1,353,650

                                                                   3,059,073                       3,250,346

   Other assets, net of $84,729 and $77,261
     accumulated amortization                                        256,321                         263,788

                                                                 $28,405,079                     $24,380,406



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                  1,222,729                       1,106,122
   Current maturities of long-term debt (Note 5)                   1,376,700                       1,262,700
   Accounts payable (Note 3)                                       2,000,971                         952,431
   Accrued expenses                                                  333,151                         242,261

     Total current liabilities                                     4,933,551                       3,563,514

Long-term debt (Note 5)                                           14,407,923                      14,320,724

Shareholders' equity
   Class A common stock of $.01 par value;
    authorized 5,000 shares,
     issued and outstanding 119 shares                                     1                               1
   Class B common stock of $.01 par value;
     authorized 2,500 shares, issued and
     outstanding 36 shares at November 30, 1997                            0                               0
   Class C common stock of $.01 par value;
     authorized 2,500 shares, none issued                                  0                               0
   Additional paid-in capital                                     10,823,876                       8,719,237
   Accumulated deficit                                            (1,760,272)                     (2,223,070)

      Total shareholders' equity                                   9,063,605                       6,496,168
     Commitments (Note 6)                                             ------                          ------

                                                                 $28,405,079                     $24,380,406


              See accompanying notes to financial statements


                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                  CONDENSED STATEMENTS OF OPERATIONS

                               UNAUDITED

                                                                          Three Month Periods Ended
                                                                                November 30
                                                                           1997                          1996
Net sales  (Note 2)                                                      $4,161,906                    $ 3,03,015
Cost of goods sold                                                        2,708,172                     2,579,463


     Gross income                                                         1,453,734                       623,552

Expenses related to start-up
  of new production facilities                                              403,609                        75,668
Administrative expenses                                                     169,738                        92,969
Loss on sale of breeding stock                                               63,101                        59,658


Operating income                                                           $817,286                      $395,258

Other income (expense):
   Interest income(expense)                                               (381,549)                     (322,652)
   Other                                                                     27,059                        42,532

                                                                          (354,490)                     (280,120)

Net income                                                                 $462,796                      $115,138

       See accompanying notes to condensed financial statements


              ALLIANCE FARMS COOPERATIVE ASSOCIATION
                     STATEMENTS OF CASH FLOWS

                            UNAUDITED

                                                                        Three Month Periods Ended
                                                                                November 30
                                                                         1997                    1996
Cash flows from operating activities:
   Net income                                                       $  462,796               $  115,138

   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                    634,503                  529,554
        Loss on sale of breeding stock                                  63,101                   59,658
   Changes in assets and liabilities:
        Receivables                                                    227,609                   32,732
        Inventory                                                    (267,136)                (296,911)
        Other current assets                                          (35,660)                 (10,939)
        Accounts payable                                             1,048,540                  269,123
        Accrued expenses                                                90,890                   74,573

            Net cash provided by operating activities                2,224,643                  772,927

Cash flows from investing activities:
   Capital expenditures                                            (2,792,977)              (1,156,805)
   Proceeds from sale of breeding stock                                305,887                  132,695

          Net cash used in investing activities                    (2,487,090)              (1,024,110)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                            443,872                        0
   Net increase (decrease) in revolving term credit                  (283,369)                  448,000
   Payment on long term debt                                         (273,600)                (217,500)
   Increase in note payable to Farmland                                314,299                  180,000
   Issuance of common shares, net of offering cost                   2,104,638                        0
   Increase (decrease) in bank overdraft                               116,607                (159,317)
            Net cash provided by

                    financing activities:                            2,422,447                  251,183


            Increase in cash and cash
                 equivalents                                         2,160,000                        0

Cash and cash equivalents at beginning of period                             0                        0

Cash and cash equivalents at end of period                          $2,160,000               $        0

          See accompanying notes to financial statements



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

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes in Alliance's August 31, 1997 Annual Report on Form 10-KSB.

2.   Sales

     Alliance sold 100% of its feeder pigs to its members for the three month periods ended November 30, 1997 and 1996 respectively, at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig sold.

     Because the contractual price for the sale of a feeder pig is determined based upon, among other things, a twelve month historical rolling average of operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder pigs during periods of rising costs. Conversely, in periods of falling costs, Alliance may earn higher than normal gross margins.

     Alliance's average net sales price and the average industry market price were as follows:

                                      Three Months Ended
                                         November 30

                                        1997         1996

    Average Net Sales Price            59.76        58.18
    Average Industry Market*           41.08        51.77

    *As published by Spark's Companies, Inc. (from the USDA's Market News
Service)



3.   Transactions with Farmland and Yuma

     Alliance purchased feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Yuma and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma. Such purchases and sales were as follows:

                                                     Three Months Ended
                                                        November 30
                                                   1997                 1996
        ....................................
     Feed Purchases.........................$       983,953       $     1,112,412
     Animal Health Purchases................         45,548               211,549
     Breeding Stock.........................        597,739               143,694
     Feeder Pig Sales.......................      2,753,453             2,004,378

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                                     Three Months Ended
                                                        November 30
                                                   1997                 1996
        ....................................
     Royalty Income.........................$         6,370       $        32,600


     Alliance had $42,078 and $200,137 of non-trade receivables at November 30, 1997 August 31, 1997, respectively. The $42,078 owed to Alliance at November 30, 1997 was owed from Farmland for royalties as described above and for items received out of Alliance's shop stock inventory, and from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory. Of the $200,137 owed to Alliance at August 31, 1997, $120,195 was owed from Yuma Cooperative as a result of a feed pricing adjustment and the remainder was owed for wages and benefits as described above from Pig Producers, in addition to charges for items received out of Alliance's shop stock inventory by both Pig Producers and Farmland.

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

                                                     Three Months Ended
                                                        November 30
                                                   1997                 1996
        ....................................
     Management Fee.........................$        77,842       $        57,616


     Alliance owed $148,865 and $168,022 at November 30, 1997 and $197,755 and $185,413 at August 31, 1997 to Farmland and Yuma respectively, for goods and services. Alliance is also obligated to Farmland in the amounts of $930,723 and $616,424 at November 30, 1997 and August 31, 1997,
     respectively, pursuant to promissory notes.  See note 5.


4.       Inventories


     Major components of inventories as of November 30, 1997 and August 31, 1997 are as follows:

                             November 30        August 31
                                1997              1997
      Feeder Pigs............$  3,254,248      $  2,922,594
      Other..................     192,290           256,808

                             $  3,446,538      $  3,179,402

5.   Long-Term Debt


     Long term debt at November 30, 1997 and August 31, 1997 consisted of the following:

                              November 30       August 31
                                 1997              1997

      CoBank Term Loan        $ 12,695,400     $ 12,525,131
      CoBank Revolving
          Term Credit         $  2,158,500     $  2,441,869
      Note Payable, Farmland  $    930,723          616,424

                              $ 15,784,623     $ 15,583,424

      Less Current Maturities $  1,376,700     $  1,262,700

                              $14,407,923      $ 14,320,724



     On May 19, 1995, Alliance entered into a $23,600,000 secured credit facility with CoBank. This agreement provides for $18,850,000 of term loans and $4,750,000 of revolving term credit. Proceeds from the term loans are used for construction of feeder pig production facilities and are advanced by CoBank as Alliance incurs construction costs. Proceeds from revolving term credit may be used for working capital and other purposes. The expiration date for the unused commitments for the term loans has been extended from December 31, 1997 to March 31, 1998. The credit facility was also amended to accommodate the construction of two weaned pig facilities in place of two feeder pig facilities. The unused revolving term credit expires June 20, 2006. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank's national variable rate, plus 1.25% (9.75% at November 30, 1997). Alliance capitalized $5,564 and $8,241 of interest on construction for the three months ended November 30, 1997 and 1996 respectively.

     At November 30, 1997, no additional term loans were immediately available, $211,000 of term loans will be made available by CoBank upon final acceptance of the second feeder pig production facility constructed in Wayne County, Illinois and $1,224,500 of revolving term credit was immediately available. An additional $485,000 of revolving term credit was made available on January 5, 1998 as a result of construction on Alliance's first weaned pig production facility in Yuma County, Colorado. Additional amounts of term loans of $3,350,000 and revolving term credit of $485,000 are to become available following CoBank's acceptance of certain documents as specified in the loan agreement.

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,900,000 of shareholders' equity,
     (ii) maintaining modified working capital (calculated as current assets plus the available revolving term credit minus current liabilities excluding the current portion of term debt payments) of at least $504,000,
     (iii) restrictions on the occurrence of additional indebtedness, (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of November 30, 1997 Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of November 30, 1997, substantially all assets of Alliance were pledged to CoBank.

     At November 30, 1997, $930,723 had been borrowed from Farmland pursuant to a $760,000 loan agreement and a $1,360,000 loan agreement. The $760,000 loan agreement provides for interest at CoBank's prime rate and requires repayment in 2005. The $1,360,000 loan agreement provides for interest at CoBank's prime rate plus 1.25% and requires repayment in November 2006, or upon the sale of an additional 17 shares of common stock by Alliance if that occurs prior to November 2006.

     Long-term debt as of November 30, 1997 matures during the fiscal years ending August 31 in the following amounts:


                        1998........$  1,262,700
                        1999........   1,550,400
                        2000........   1,550,400
                        2001........   1,550,400
                        2002........   1,550,400
                        Thereafter..   8,320,323

                                    $ 15,784,623


6.   Commitments


     Alliance Farms is currently operating seven 2,450 sow feeder pig facilities and has one weaned pig facility under construction in Yuma County, Colorado and one in Wayne County, Illinois. As of November 30, 1997, commitments for construction of these two facilities totaled approximately $2,074,609. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALLIANCE'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ALLIANCE FARMS' AUGUST 31, 1996 ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1997, Alliance reported working capital of $750,725 and total assets of $28,405,079. Alliance issued 17 shares of Class A common stock in August 1997 for net proceeds of $1,231,584. Alliance used these funds, in combination with $1,899,000 of borrowings through November 30, 1997 for the repayment of a $1,360,000 loan made by Farmland, and for the development, population, and start-up of its second feeder pig facility in Wayne County, Illinois. Alliance issued 36 shares of Class B common stock in November 1997 for net proceeds of $2,104,638. Alliance is using these funds to repay Farmland the $430,965 balance owed pursuant to a $1,360,000 loan agreement, and for the development, population, and start-up of one weaned pig facility in Yuma County, Colorado and one in Wayne County, Illinois.

     As of the date of this report, Alliance has 119 shares of Class A Common Stock issued and outstanding, 36 shares of Class B Common Stock issued and outstanding, no issued and outstanding shares of Class C Common Stock and is offering an additional 34 shares of Class A Common Stock, 18 shares of Class B Common Stock, and 72 shares of Class C Common Stock to qualified prospective investors. At November 30, 1997, no additional term loans were immediately available, $211,000 of term loans will be made available by CoBank upon final acceptance of the second feeder pig production facility constructed in Wayne County, Illinois and $1,224,500 of revolving term credit was immediately available. An additional $485,000 of revolving term credit was made available on January 5, 1998 as a result of construction on Alliance's first weaned pig production facility in Yuma County, Colorado. Additional amounts of term loans of $3,350,000 and revolving term credit of $485,000 are to become available following CoBank's acceptance of certain documents as specified in the loan agreement. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. In the event that additional shares of Alliance common stock are issued and sold, Alliance would have to complete negotiations with CoBank regarding their proposed new credit facility before any additional debt required for expansion would become available. However; there is no assurance that additional shares of common stock will be sold and that the additional debt required for such expansion would be available.

     As of November 30, 1997, Alliance has borrowed $930,723 from Farmland, including $430,965 borrowed for the construction of Alliance's sixth Colorado facility pursuant to a $1,360,000 loan agreement. The $430,965 was repaid on December 11, 1997 with a portion of the proceeds from the November 1997 sale of Class B Common Stock, leaving a balance of $499,758 that was borrowed to purchase land for future expansion.

     During the three month period ended November 30, 1997, Alliance incurred capital expenditures of $442,669 for construction of its second feeder pig unit in Wayne County, Illinois in addition to $852,127 for construction of its first weaned pig unit in Yuma County, Colorado and $453,125 for its first weaned pig unit in Wayne County, Illinois. The remaining capital expenditures were for replacement breeding stock and building construction for the first six units.

     Major uses of cash during the three months ended November 30, 1997 include:
$2,792,977 for capital expenditures on new and existing facilities, a $283,369 decrease in revolving term credit outstanding, and $273,600 of principal payments on long term debt. Major sources of cash include: $2,104,638 of proceeds, net of offering costs, from the issuance of common shares, $443,872 of proceeds from the issuance of long term debt, $314,299 borrowed from Farmland for new construction and $2,224,643 in cash provided by operating activities.


THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

     Shipments of feeder pigs were higher for the three months ended November 30, 1997 than in the prior year's period. Alliance shipped 69,644 feeder pigs for the quarter ended November 30, 1997 compared to 55,054 feeder pigs shipped for the quarter ended November 30, 1996 for an increase of 27%. Net sales for the quarter ended November 30, 1997 increased to $4,161,906 from $3,203,015 for the prior year period, an increase of $958,891 or 30%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreements with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is partially a result of having six units in production for the quarter ended November 30, 1997 as compared to five units in production for two months and six units in production for one month of the quarter ended November 30, 1996, as well as improved productivity for the quarter ended November 30, 1997 as compared to the quarter ended November 30, 1996. The per pig sales price was higher during the three months ended November 30, 1997 compared to the three months ended November 30, 1996 because the twelve months of costs used to compute the per pig prices was slightly higher and the twelve months of productivity used to compute the per pig prices was lower for the three months ended November 30, 1997 than the three months ended November 30, 1996. Average net sales price was $59.76 and $58.18 during the quarters ended November 30, 1997 and 1996, respectively.

     Alliance earned gross margins of $1,453,734 and $623,552 for the three month periods ended November 30, 1997 and 1996, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the first quarter of fiscal 1998, Alliance's net sales price exceeded then current production costs by $20.87 per pig sold. For the first quarter of fiscal 1997, the net sales price exceeded then current production costs by $11.33 per pig sold.

     Sales to Farmland for the three month periods ended November 30, 1997 and
1996 were $2,753,453 and $2,004,378, respectively.   The average net sales price
per head was $59.76 and $58.18 and the average industry market price per head was $41.08 and $51.77 during 1997 and 1996, respectively.

     Alliance recorded $403,609 of start-up costs relating to the operation of it's second feeder pig production facility in Wayne County, Illinois under construction during the three months ended November 30, 1997 and $75,668 of start-up costs relating to the operation of the two production facilities under construction during the three months ended November 30, 1996. Start-up costs for the three month period ended November 30, 1997 and 1996 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Administrative expenses were $169,738 for the three months ended November 30, 1997 compared to $92,969 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees, related primarily to additional facilities being in operation.

     Interest expense of $381,549 for the three months ended November 30, 1997 as compared to $322,652 for the prior year period, was incurred in financing the development of six existing and one new feeder pig facilities. This increase is primarily due to the increase in the outstanding loan balance. As of November 30, 1997, Alliance had borrowed $14,853,900 from CoBank for construction and start up costs and $930,723 from Farmland for construction and start-up costs and for the purchase of land which is intended to be used for future expansion.

     Alliance earned net income of $462,796 for the three months ended November 30, 1997 compared to $115,138 for the prior year period. The net income for the first quarter of fiscal 1998 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs per pig by $6.65 per pig shipped, caused primarily by an improvement in productivity. The net income for the first quarter of fiscal 1997 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs by $2.09 per pig shipped, caused in part by improved productivity as well as decreasing corn prices. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and by the selling price formula for feeder pigs that contains a $4.50 production margin.

     YEAR 2000

     Alliance has made an assessment of its key financial, informational and operational systems. Management does not anticipate that Alliance will encounter significant operational issues or difficulties related to the Year 2000. Furthermore, the financial impact of making systems changes is not expected to be material to Alliance's financial position, results of operations or cash flows, although no assurances can be given in this regard.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In 1997, the FASB issued Statement Number 130, "Reporting Comprehensive Income." This statement, which is effective for periods beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.


                          PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


The Annual Meeting of the Members of Alliance Farms Cooperative Association was held on December 2, 1997. The following matters were submitted to a vote of the members:

     Item 1.  Election of Directors

     Wayne N. Snyder, Doug Brown, Merl Daniel, Gerald Johnson, Loren Keppy and Larry Welsh each were elected as directors of Alliance Farms for a term expiring at the 1998 Annual Meeting of Members and until their respective successors are duly elected and qualified or until their earlier resignation or removal. The vote with respect to the election of directors was as follows:

     Nominee        Affirmative Votes        Withheld Authority


     Mr. Snyder            103                         0
     Mr. Brown             103                         0
     Mr. Daniel            103                         0
     Mr. Johnson           103                         0
     Mr. Keppy             103                         0
     Mr. Welsh             103                         0


     Item 2.  Selection of Independent Auditors

     KPMG Peat Marwick LLP was selected as the Association's independent auditors for the fiscal year ending August 31, 1998. The vote with respect to the approval of KPMG Peat Marwick LLP was as follows:

          Affirmative Votes   103
          Negative Votes        0
          Abstentions           0

There were no broker non-votes received with respect to any of the above issues.




Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended November 30, 1997.

     10.1 Extension of Master Loan Agreement E039, dated as of
          December 29, 1997, between CoBank, ACB and the Registrant

     10.2 First Amendment to Revolving Term Loan Supplement, dated as of December 29, 1997, between CoBank, ACB and the Registrant

     10.3 Third Amendment to Multiple Advance Term Loan Supplement, dated as of December 29, 1997, between CoBank, ACB and the Registrant

     27   Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended November 30, 1997.



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

Dated:  January 14, 1998