Form 10QSB
period 1998-02-28
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1998-04-13
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                      Commission File
February 28, 1998                                    Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 14, 1998, there were 155 shares of the issuers common stock outstanding, of which 119 were shares of Class A common stock and 36 were shares of Class B common stock.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]




              ALLIANCE FARMS COOPERATIVE ASSOCIATION
                          BALANCE SHEETS
                             UNAUDITED

                                                        February 28, 1998                August 31, 1997

ASSETS
Current Assets:
   Receivables, trade                                                 11,590                          69,550
   Receivables, non-trade (Note 3)                                    70,241                         200,137
   Inventory  (Note 4)                                             3,691,691                       3,179,402
   Other current assets                                               57,949                               0

       Total current assets                                        3,831,471                       3,449,089

   Property, plant and equipment, at cost (Note 5)                23,535,797                      19,610,833
   Less accumulated depreciation                                   2,697,632                       2,193,650

                                                                  20,838,165                      17,417,183


   Breeding stock                                                  4,777,400                       4,603,996
   Less accumulated depreciation                                   1,407,164                       1,353,650

                                                                   3,370,236                       3,250,346
   Other assets, net of $92,634 and $77,261
     accumulated amortization                                        260,166                         263,788

                                                                 $28,300,038                     $24,380,406



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                  1,138,524                       1,106,122
   Current maturities of long-term debt (Note 5)                   1,434,600                       1,262,700
   Accounts payable (Note 3)                                       1,172,727                         952,431
   Accrued expenses                                                  426,441                         242,261

     Total current liabilities                                     4,172,292                       3,563,514

Long-term debt (Note 5)                                           14,283,358                      14,320,724

Shareholders' equity
   Class A common stock of $.01 par value;
authorized
     5,000 shares, issued and outstanding 119 shares                       1                               1
   Class B common stock of $.01 par value;
authorized
     2,500 shares, issued and outstanding 36 shares                        0                               0
   Class C common stock of $.01 par value;
     authorized 2,500 shares, none issued                                  0                               0
   Additional paid-in capital                                     10,823,876                       8,719,237
   Accumulated deficit                                              (979,489)                     (2,223,070)

      Total shareholders' equity                                   9,844,388                       6,496,168
     Commitments (Note 6)                                             ------                          ------

                                                                 $28,300,038                     $24,380,406



                   See accompanying notes to financial statements

               ALLIANCE FARMS COOPERATIVE ASSOCIATION
                 CONDENSED STATEMENTS OF OPERATIONS
                              UNAUDITED

                                                Three Month Periods                   Six Month Periods Ended
                                                     Ended
                                                   February 28                              February 28

                                             1998               1997                   1998               1997


Net sales  (Note 2)                         $4,808,904         $3,316,983             $8,970,810         $6,519,998
Cost of goods sold                           3,523,858          2,969,586              6,232,030          5,549,049


     Gross income                            1,285,046            347,397              2,738,780            970,949

Expenses related to start-up
  of new production facilities                  45,438                  0                449,047             75,668
Administrative expenses                        156,921            122,027                326,659            214,996
(Gain) Loss on sale of breeding stock           (7,562)            21,362                 55,539             81,020


Operating income                            $1,090,249           $204,008             $1,907,535           $599,265

Other income (expense):
   Interest expense                           (334,566)          (357,932)              (716,115)          (680,584)
   Other                                        25,102             43,254                 52,161             85,786

                                              (309,464)          (314,678)              (663,954)          (594,798)



Net income (loss)                              $780,785         ($110,670)             $1,243,581             $4,467





             See accompanying notes to condensed financial statements



              ALLIANCE FARMS COOPERATIVE ASSOCIATION
                     STATEMENTS OF CASH FLOWS
                            UNAUDITED

                                                               Six Month Periods Ended
                                                                     February 28
                                                                  1998                    1997

Cash flows from operating activities:
   Net income                                                        1,243,581                    4,467

   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                  1,285,421                1,046,591
        Loss on sale of breeding stock                                  55,539                   81,020
   Changes in assets and liabilities:
        Receivables                                                    187,856                   (9,216)
        Inventory                                                     (512,289)                (313,598)
        Other current assets                                           (57,949)                 (15,444)
        Other assets                                                   (23,751)                       0
        Accounts payable                                               220,296                1,320,760
        Accrued expenses                                               184,180                   18,387

            Net cash provided by operating activities                2,582,884                2,132,967

Cash flows from investing activities:
   Capital expenditures                                             (5,660,497)              (2,681,508)
   Proceeds from sale of breeding stock                                794,038                  393,390

          Net cash used in investing activities                     (4,866,459)              (2,288,118)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                            443,869                  211,000
   Net increase in revolving term credit                               410,631                  487,000
   Payment on long term debt                                          (603,300)                (435,000)
   Increase (decrease) in note payable to Farmland                    (116,666)                 180,000
   Loan origination fees                                                12,000                        0
   Issuance of common shares, net of offering cost                   2,104,638                        0
   Increase (decrease) in bank overdraft                                32,402                 (287,849)
            Net cash provided by

                    financing activities:                            2,283,574                  155,151


            Change in cash and cash
                 equivalents                                                 0                        0

Cash and cash equivalents at beginning of period                             0                        0

Cash and cash equivalents at end of period                                   0                        0



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

2.   Sales

     Alliance sold nearly 100% of its feeder pigs to its members for the three and six month periods ended February 28, 1998 and February 29, 1997 at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig sold.

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

     Alliance's average net sales price and the average industry market price for feeder pigs were as follows:

                           Three Months Ended  Six Months Ended
                              February 28        February 28

                             1998       1997     1998      1997

    Average Net Sales
         Price               59.86      57.44    59.82     57.80
    Average Industry
         Market*             38.83      56.20    40.26     53.99
    *As published by the USDA's Market News Service


3.   Transactions with Farmland and Yuma


     Alliance purchased feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Yuma and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma. Such purchases and sales were as follows:

                                               Three Months Ended                Six Months Ended
                                                 February 28                       February 28

                                             1998           1997             1998             1997

        ...............................
     Feed Purchases....................$    1,084,819  $     983,028  $     2,068,772       $2,095,440
     Animal Health Purchases...........        41,490        165,698           87,038          377,247
     Breeding Stock....................       914,821        351,062        1,512,560          494,756
     Feeder Pig Sales..................     2,962,334      1,956,704        5,715,787        3,961,082

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                               Three Months Ended                Six Months Ended
                                                 February 28                       February 28

                                             1998           1997             1998             1997

        ...............................
     Royalty Income....................$       14,730  $      40,000  $        21,100    $      72,600


     Alliance had $70,241 and $200,137 of non-trade receivables at February 28, 1998 and August 31, 1997, respectively. The $70,241 due to Alliance at February 28, 1998 was due from Farmland for royalties as described above and for items received by Farmland out of Alliance's shop stock inventory, and from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received by Pig Producers out of Alliance's shop stock inventory. Of the $200,137 due to Alliance at August 31, 1997, $120,195 was due from Yuma Cooperative as a result of a feed pricing adjustment and the remainder was due for wages and benefits as described above from Pig Producers, in addition to charges for items received out of Alliance's shop stock inventory by both Pig Producers and Farmland.

     Farmland performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement. The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994. Amounts paid by Alliance to Farmland under such agreement were as follows:

                                               Three Months Ended                Six Months Ended
                                                 February 28                       February 28

                                             1998           1997             1998             1997

        ...............................
     Management Fee                    $     89,225    $      63,980     $       167,067   $   121,596


     Alliance owed $195,285 and $136,669 at February 28, 1998 and $197,755 and $185,413 at August 31, 1997 to Farmland and Yuma, respectively, for goods and services. Alliance is also obligated to Farmland in the amounts of $499,758 and $616,424 at February 28, 1998 and August 31, 1997,
     respectively, pursuant to promissory notes.  See note 5.



4. Major components of inventories as of February 28, 1998 and August 31, 1997 are as follows:

                             February 28       August 31
                                 1998              1997


      Feeder Pigs............$  3,529,039      $  2,922,594
      Other..................     162,652           256,808

                             $  3,691,691      $  3,179,402




5.   Long-Term Debt


     Long term debt at February 28, 1998 and August 31, 1997 consisted of the following:

                                               February 28                 August 31
                                                   1998                      1997

         CoBank Term Loan.................$      12,365,700         $      12,525,131
         CoBank Revolving
             Term Credit..................$       2,852,500         $       2,441,869
         Note Payable, Farmland...........$         499,758                   616,424

                                          $      15,717,958         $      15,583,424

         Less Current Maturities..........$       1,434,600         $       1,262,700

                                          $      14,283,358         $      14,320,724






     On May 19, 1995, Alliance entered into a $23,600,000 secured credit facility with CoBank. This agreement provides for $18,850,000 of term loans and $4,750,000 of revolving term credit. Proceeds from the term loans are used for construction of feeder pig production facilities and are advanced by CoBank as Alliance incurs construction costs. Proceeds from revolving term credit may be used for working capital and other purposes. The expiration date for the unused commitments for the term loans was extended from December 31, 1997 to March 31, 1998. On March 18, 1998, Alliance entered into a new $34,506,700 secured credit facility with CoBank to provide financing for the debt portion of the construction of up to six 2,450-sow weaned and/or feeder pig production facilities, related support facilities and initial breeding stock associated with each unit and to restate and modify the terms and conditions of the existing loan agreements, including the commitments for financing the debt portion of the two 2,450-sow weaned pig facilities already under construction, along with these units related support facilities, initial breeding stock and capitalized start-up costs. This agreement provides for $18,400,000 of construction loans, $26,846,700 of term loans and $7,660,000 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. There is no assurance that additional shares of common stock will be sold and the specified equity investment levels satisfied. Under this new credit facility, proceeds from the construction loan are used for construction of facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from the term loans and revolving term credit are used to repay the construction loan upon completion of a facility, and for working capital.
     The credit facility was also amended to accommodate the construction of two weaned pig facilities in place of two feeder pig facilities. The unused revolving term credit expires June 20, 2006. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank's national variable rate, plus 1.25% (9.75% at February 28, 1998). Alliance capitalized $38,606 and $8,241 of interest on construction for the six months ended February 28, 1998 and 1997 respectively.

     At February 28, 1998, no additional term loans and $1,497,500 of revolving term credit were immediately available. Additional amounts of term loans of $3,350,000 became available during March 1998 for the two facilities currently under construction.

     The new credit facility provides for the monthly payment of principal and interest. The existing non-revolving term loans will change from ten year to eight year terms effective August 31, 1998. Each new tranche of non-revolving term credit will be repaid with monthly interest payments and with 97 monthly principal payments of $21,800 for feeder pig facilities and $17,300 for weaned pig facilities to begin 18 months after the initial advance on each new construction loan commitment. The revolving credit facility will mature on August 31, 2010 and will decrease in 40 equal amounts at the end of each of the Company's fiscal quarters based on the amount of available commitment at August 31, 2001.

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,900,000 of shareholders' equity,
     (ii) maintaining modified working capital (calculated as current assets plus the available revolving term credit minus current liabilities excluding the current portion of term debt payments) of at least $504,000,
     (iii) restrictions on the occurrence of additional indebtedness, (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of February 28, 1998, Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of February 28, 1998, substantially all assets of Alliance were pledged to CoBank.

     At February 28, 1998, $499,758 had been borrowed from Farmland pursuant to a $760,000 loan agreement. The $760,000 loan agreement provides for interest at CoBank's prime rate and requires repayment in 2005.

     Long-term debt as of February 28, 1998 matures during the fiscal years ending August 31 in the following amounts:


                        1998........$  1,262,700
                        1999........   1,550,400
                        2000........   1,550,400
                        2001........   1,550,400
                        2002........   1,550,400
                        Thereafter..8,253,658

                                    $ 15,717,958




6. Alliance Farms is currently operating seven 2,450 sow feeder pig facilities and has one weaned pig facility under construction in Yuma County, Colorado and in Wayne County, Illinois. As of February 28, 1998, commitments for construction of these two facilities totaled $691,175.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALLIANCE'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ALLIANCE FARMS' AUGUST 31, 1997 ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1998, Alliance reported a working capital deficit of $340,821 and total assets of $28,300,038. Alliance issued 17 shares of Class A common stock in August 1997 for net proceeds of $1,231,584. Alliance used these funds, in combination with $2,110,000 of borrowings through February 28, 1998 for the repayment of a $1,360,000 loan made by Farmland, and for the development, population, and start-up of its second feeder pig facility in Wayne County, Illinois. Alliance issued 36 shares of Class B common stock in November 1997 for net proceeds of $2,104,638. Alliance used these funds to repay the balance owed Farmland pursuant to another $1,360,000 loan agreement, and for the development, population, and start-up of one weaned pig facility in Yuma County, Colorado and one in Wayne County, Illinois.

     As of the date of this report, Alliance has 119 shares of Class A Common Stock issued and outstanding, 36 shares of Class B Common Stock issued and outstanding, no issued and outstanding shares of Class C Common Stock and is offering an additional 34 shares of Class A Common Stock, 18 shares of Class B Common Stock, and 72 shares of Class C Common Stock to qualified prospective investors. At February 28, 1998, no additional term loans and $1,497,500 of revolving term credit were immediately available. Additional amounts of term loans of $3,350,000 became available during March 1998 for the two facilities currently under construction. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied.

     As of February 28, 1998, Alliance has borrowed $499,758 from Farmland to purchase land for future expansion.
     During the six month period ended February 28, 1998, Alliance had capital expenditures of $1,838,741 for construction of its first weaned pig unit in Yuma County, Colorado and $1,503,248 for its first weaned pig unit in Wayne County, Illinois. The remaining capital expenditures were for replacement breeding stock and building construction for the first seven units.

     Major uses of cash during the six months ended February 28, 1998 include:
$5,660,497 for capital expenditures on new and existing facilities, $603,300 of principal payments on long term debt, and $116,666 paid to Farmland pursuant to a $760,000 loan agreement. Major sources of cash include: $2,104,638 of proceeds, net of offering costs, from the issuance of common shares, $443,869 of proceeds from the issuance of long term debt, a $410,631 increase in revolving term credit and $2,582,884 in cash provided by operating activities.

     On March 18, 1998, Alliance entered into a new $34,506,700 secured credit facility with CoBank to provide financing for the debt portion of the construction of up to six 2,450-sow weaned and/or feeder pig production facilities, related support facilities and initial breeding stock associated with each unit and to restate and modify the terms and conditions of the existing loan agreements, including the commitments for financing the debt portion of the two 2,450-sow weaned pig facilities already under construction, along with these units related support facilities, initial breeding stock and capitalized start-up costs. This agreement provides for $18,400,000 of construction loans, $26,846,700 of term loans and $7,660,000 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. There is no assurance that additional shares of common stock will be sold and the specified equity investment levels satisfied. Under this new credit facility, proceeds from the construction loan are used for construction of facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from the term loans and revolving term credit are used to repay the construction loan upon completion of a facility, and for working capital.

     The new credit facility provides for the monthly payment of principal and interest. The existing non-revolving term loans will change from ten year to eight year terms effective August 31, 1998. Each new tranche of non-revolving term credit will be repaid with monthly interest payments and with 97 monthly principal payments of $21,800 for feeder pig facilities and $17,300 for weaned pig facilities to begin 18 months after the initial advance on each new construction loan commitment. The revolving credit facility will mature on August 31, 2010 and will decrease in 40 equal amounts at the end of each of the Company's fiscal quarters based on the amount of available commitment at August 31, 2001.

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining at least $3,900,000 of shareholders' equity, (ii) maintaining modified working capital (calculated as current assets plus the available revolving term credit minus current liabilities excluding the current portion of term debt payments) of at least $504,000, (iii) restrictions on the occurrence of additional indebtedness, (iv) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of earnings, surplus or assets. As of February 28, 1998, Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of February 28, 1998, substantially all assets of Alliance were pledged to CoBank.


THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

     Shipments of feeder pigs were higher for the three months ended February 28, 1998 than in the prior year's period. Alliance shipped 80,331 feeder pigs for the quarter ended February 28, 1998 compared to 57,746 feeder pigs shipped for the quarter ended February 28, 1997 for an increase of 39%. Net sales for the quarter ended February 28, 1998 increased to $4,808,904 from $3,316,983 for the prior year period, an increase of $1,873,420, or 45%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreement with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is partially a result of having six units in production for six weeks and seven units in production for seven weeks of the quarter ended February 28, 1998 as compared to six units in production for the quarter ended February 28, 1997, in addition to improved productivity during the quarter ended February 28, 1998. The per pig sales price was higher during the three months ended February 28, 1998 compared to the three months ended February 28, 1997 partially because the pigs shipped weighed more and partially because the twelve months of costs used to compute the per pig prices was slightly higher and the twelve months of productivity used to compute the per pig prices was lower for the three months ended February 28, 1998 than the three months ended February 28, 1997. Average net sales price was $59.86 and $57.44 during the quarter ended February 28, 1998 and 1997, respectively.

     Alliance earned gross margins of $1,285,046 and $347,397 for the three month periods ended February 28, 1998 and 1997, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the second quarter of fiscal 1998, Alliance's net sales price exceeded then current production costs by $16.00 per pig sold. For the second quarter of fiscal 1997, the net sales price exceeded then current production costs by $6.02 per pig sold.

     Sales to Farmland for the three month periods ended February 28, 1998 and
1997 were $2,962,334 and $1,956,704, respectively.   The average net sales price
per head was $59.86 and $57.44 and the average industry market price per head was $38.83 and $56.20 during 1998 and 1997, respectively.

     Alliance recorded $45,438 of start-up costs relating to the operation of it's two newest production facilities under construction during the three months ended February 28, 1998. Start-up costs for the three month period ended February 28, 1998 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Administrative expenses were $154,577 for the three months ended February 28, 1998 compared to $122,027 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees, related primarily to additional facilities being in operation.

     Gain on sale of breeding stock was $7,562 for the three months ended February 28, 1998 as compared to a loss of $21,362 for the prior year period. This change is attributable to the existence of more newly developed facilities culling animals during the second quarter of fiscal 1997 as compared to more mature facilities culling animals during the second quarter of fiscal 1998.

     Interest expense of $334,566 for the three months ended February 28, 1998 as compared to $357,932 for the prior year period, was incurred in financing the development of seven existing and two new pig production facilities. This decrease is due to the capitalization of $33,042 of interest in the second quarter of fiscal 1998 compared to none in the second quarter of fiscal 1997, partially offset by an increase in the outstanding loan balance.

     Alliance earned net income of $780,785 for the three months ended February 28, 1998 compared to a net loss of $110,670 for the prior year period. The net income for the second quarter of fiscal 1998 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs per pig by $9.72 per pig shipped, caused primarily by an improvement in productivity. The net loss for the second quarter of fiscal 1997 was attributable to the current costs exceeding the rolling average cost that per pig sales prices are based on by $1.92 per pig shipped, caused by a decrease in productivity from the first quarter of fiscal 1997 due to herd health issues, partially offset by decreasing corn prices. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and by the selling price formula for feeder pigs that contains a $4.50 production margin.


SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997

     Shipments of feeder pigs were higher for the six months ended February 28, 1998 than in the prior year's period. Alliance shipped 149,975 feeder pigs for the six months ended February 28, 1998 compared to 112,800 feeder pigs shipped for the six months ended February 28, 1997 for an increase of 33%. Net sales for the six months ended February 28, 1998 increased to $8,970,810 from $6,519,998 for the prior year period, an increase of $2,450,812, or 38%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreement with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is partially a result of having six units in production for nineteen weeks and seven units in production for seven weeks of the first half of fiscal 1998 as compared to five units in production for nine weeks and six units in production for seventeen weeks of the first half of fiscal 1997, in addition to improved productivity for the first half of fiscal 1998 as compared to the first half of fiscal 1997. The per pig sales price was higher during the first half of fiscal 1998 compared to the first half of fiscal 1997 partially because the pigs shipped weighed more and partially because the twelve months of costs used to compute the per pig prices was slightly higher and the twelve months of productivity used to compute the per pig prices was lower for the first half of fiscal 1998 than the first half of fiscal 1997. Average net sales price was $59.82 and $57.80 during the six months ended February 28, 1998 and 1997, respectively.

     Alliance earned a gross margin of $2,738,780 and $970,949 for the first half of fiscal 1998 and fiscal 1997, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the first half of fiscal 1998, Alliance's net sales price exceeded then current production costs by $18.26 per pig sold. For the first half of fiscal 1997, the net sales price exceeded then current production costs by $8.61 per pig sold.

     Sales to Farmland for the first half of fiscal 1998 and 1997 were
$5,715,787 and $3,961,082, respectively.   The average net sales price per head
was $59.82 and $57.80 and the average industry market price per head was $40.26 and $53.99 during 1998 and 1997, respectively.

          Alliance recorded $449,047 of start-up costs relating to the operation of it's two newest production facilities under construction during the first half of fiscal 1998 and $75,668 of start-up costs relating to the two facilities under construction during the first half of fiscal 1997. Start-up costs for the first half of fiscal 1998 and 1997 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Administrative expenses were $324,315 for the six months ended February 28, 1998 compared to $214,996 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees, related primarily to additional facilities being in operation.

     Loss on sale of breeding stock was $55,539 for the six months ended February 28, 1998 as compared to $81,020 for the prior year period. This decrease is attributable to the existence of more newly developed facilities culling animals during the first half of fiscal 1997 as compared to more mature facilities culling animals during the first half of fiscal 1998.

     Interest expense of $716,115 for the six months ended February 28, 1998 as compared to $680,584 for the prior year period, was incurred in financing the development of four existing and two new pig production facilities. This increase is primarily due to the increase in the outstanding loan balance, partially offset by the capitalization of $38,606 of interest in the first half of fiscal 1998 compared to $8,241 in the first half of fiscal 1997. As of February 28, 1998, Alliance had borrowed $15,218,200 from CoBank for construction and start up costs and $499,758 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance earned net income of $1,243,581 for the six months ended February 28, 1998 compared to $4,467 for the prior year period. The net income for the first half of fiscal 1998 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs per pig by $8.29 per pig shipped, caused primarily by an improvement in productivity. The small net income for the first half of fiscal 1997 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs per pig by $.04 per pig shipped, caused in part by an improvement in productivity at the beginning of the fiscal year which decreased throughout the first half of fiscal 1997 due to herd health issues, offset by decreasing corn prices.

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





Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended February 28, 1998.

    4.1 Master Loan Agreement, dated as of March 18, 1998, between CoBank, ACB and the Registrant (filed as exhibit 10.1)

   10.1 Master Loan Agreement, dated as of March 18, 1998, between CoBank, ACB and the Registrant

   27          Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended February 28, 1998.
                                   SIGNATURES



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

Dated:  April 13, 1998