Form 10QSB
period 1998-05-31
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1998-07-15
CIK 927536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                      Commission File
May 31, 1998                                         Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 15, 1998, there were 155 shares of the issuers common stock outstanding, of which 119 were shares of Class A common stock and 36 were shares of Class B common stock.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]



                             ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                         BALANCE SHEETS
                                            UNAUDITED

                                                      May 31, 1998                 August 31, 1997

ASSETS
Current Assets:
   Receivables, trade                                         13,589                        69,550
   Receivables, non-trade (Note 3)                           191,376                       200,137
   Inventory  (Note 4)                                     3,720,201                     3,179,402
   Other current assets                                       68,025                             0

       Total current assets                                3,993,191                     3,449,089

   Property, plant and equipment, at cost (Note 5)        24,376,151                    19,610,833
   Less accumulated depreciation                           2,982,345                     2,193,650

                                                          21,393,806                    17,417,183


   Breeding stock                                          4,190,176                     4,603,996
   Less accumulated depreciation                           1,055,288                     1,353,650

                                                           3,134,888                     3,250,346
   Other assets, net of $100,476 and $77,261
     accumulated amortization                                333,351                       263,788

                                                         $28,855,236                   $24,380,406



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                            400,074                     1,106,122
   Current maturities of long-term debt (Note 5)           1,744,800                     1,262,700
   Accounts payable (Note 3)                               1,464,717                       952,431
   Accrued expenses                                          390,955                       242,261

     Total current liabilities                             4,000,546                     3,563,514

Long-term debt (Note 5)                                   15,100,561                    14,320,724

Shareholders' equity
   Class A common stock of $.01 par value;
authorized
     5,000 shares, issued and outstanding 119 shares               1                             1
   Class B common stock of $.01 par value;
authorized
     2,500 shares, issued and outstanding 36 shares                0                             0
   Class C common stock of $.01 par value;
     authorized 2,500 shares, none issued                          0                             0
   Additional paid-in capital                             10,751,325                     8,719,237
   Accumulated deficit                                     (997,197)                   (2,223,070)

      Total shareholders' equity                           9,754,129                     6,496,168
     Commitments (Note 6)
                                                     ------                        ------

                                                         $28,855,236                   $24,380,406



                   See accompanying notes to financial statements

                                      ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                        CONDENSED STATEMENTS OF OPERATIONS

                                                     UNAUDITED





                                           Three Month Periods Ended                  Nine Month Periods Ended
                                                     May 31                                    May 31

                                             1998               1997                   1998               1997


Net sales  (Note 2)                         $4,375,672         $3,351,997            $13,346,482         $9,871,995
Cost of goods sold                           3,355,709          2,690,524              9,587,739          8,239,573


     Gross income                            1,019,963            661,473              3,758,743          1,632,422

Expenses related to start-up
  of new production facilities                 342,814             98,547                791,861            174,215
Administrative expenses                        424,610            111,174                751,269            326,170
(Gain) Loss on sale of breeding stock          103,518            (4,310)                159,057             76,710


Operating income                              $149,021           $456,062             $2,056,556         $1,055,327

Other income (expense):
   Interest expense                          (412,924)          (238,776)            (1,129,039)          (919,360)
   Other                                       246,194             15,325                298,355            101,111

                                             (166,730)          (223,451)              (830,684)          (818,249)



Net income (loss)                            ($17,709)           $232,611             $1,225,872           $237,078





             See accompanying notes to condensed financial statements




                                ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                       STATEMENTS OF CASH FLOWS
                                               UNAUDITED


                                                                    Nine Month Periods Ended
                                                                             May 31
                                                                  1998                    1997

Cash flows from operating activities:
   Net income                                                   $    1,225,872            $     237,078
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                  1,922,780                1,581,526
        Loss on sale of breeding stock                                 159,057                   76,710
   Changes in assets and liabilities:
        Receivables                                                     64,722                   13,138
        Inventory                                                    (540,799)                (594,810)
        Other current assets                                          (68,025)                 (39,945)
        Other assets                                                 (104,778)                 (70,897)
        Accounts payable                                               512,286                  741,510
        Accrued expenses                                               148,694                  105,882

            Net cash provided by operating activities                3,319,809                2,050,192

Cash flows from investing activities:
   Capital expenditures                                            (7,305,367)              (3,888,065)
   Proceeds from sale of breeding stock                              1,385,582                  609,636

          Net cash used in investing activities                    (5,919,785)              (3,278,429)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                          2,658,785                  422,000
   Net decrease in revolving term credit                             (309,782)                  151,000
   Payment on long term debt                                         (970,400)                (652,500)
   Increase (decrease) in note payable to Farmland                   (116,666)                1,340,000
   Loan origination fees                                                12,000                        0
   Issuance of common shares, net of offering cost                   2,032,087                        0
   Increase (decrease) in bank overdraft                             (706,048)                 (32,263)
            Net cash provided by

                    financing activities:                            2,599,976                1,228,237


            Change in cash and cash
                 equivalents                                                 0                        0

Cash and cash equivalents at beginning of period                             0                        0

Cash and cash equivalents at end of period                                   $                        $
                                                                             0                        0



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

2.   Sales

     Alliance sold nearly 100% of its feeder pigs to its members for the three and nine month periods ended May 31, 1998 and 1997 at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig sold.

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

     Alliance's average net sales price and the average industry market price for feeder pigs were as follows:

                           Three Months Ended   Nine Months Ended
                                 May 31             May 31

                             1998       1997     1998       1997

    Average Net Sales Price  56.05      59.16    58.53      58.26
    Average Industry Market* 35.14      64.99    39.48      57.65

    *As published by the USDA's Market News Service


3.   Transactions with Farmland and Yuma


     Alliance purchased feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Yuma and Farmland are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma. Such purchases and sales were as follows:

     Three Months Ended                        Nine Months Ended
                                                    May 31                            May 31

                                             1998           1997             1998             1997

        ...............................
     Feed Purchases....................$      806,062     $1,072,431  $     2,874,834       $3,167,871
     Animal Health Purchases...........        82,698        172,686          169,736          549,933
     Breeding Stock....................       795,685        789,328        2,308,245        1,284,084
     Feeder Pig Sales..................     2,293,777      2,111,550        8,009,564        6,072,633



     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

     Three Months Ended                        Nine Months Ended
                                                    May 31                            May 31

                                             1998           1997             1998             1997


        ...............................<c
     Royalty Income.............           $  0            $7,240           $21,100          $79,840



     Alliance had $191,376 and $200,137 of non-trade receivables at May 31,1998 and August 31, 1997, respectively. The $191,376 due to Alliance at May 31, 1998 was due from Farmland for royalties as described above and for items received by Farmland out of Alliance's shop stock inventory, and from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received by Pig Producers out of Alliance's shop stock inventory. Of the $200,137 due to Alliance at August 31, 1997, $120,195 was due from Yuma Cooperative as a result of a feed pricing adjustment and the remainder was due for wages and benefits as described above from Pig Producers, in addition to charges for items received out of Alliance's shop stock inventory by both Pig Producers and Farmland.

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

                                               Three Months Ended               Nine Months Ended
                                                    May 31                            May 31

                                             1998           1997             1998             1997


        ...............................
     Management Fee                    $     87,277    $   61,701        $ 254,344         $ 183,297



     Alliance owed $60,762 and $188,849 at May 31, 1998 and $197,755 and
     $185,413 at August 31, 1997 to Farmland and Yuma, respectively, for goods and services. Alliance is also obligated to Farmland in the amounts of $499,758 and $616,424 at May 31, 1998 and August 31, 1997, respectively, pursuant to a promissory note.  See note 5.



4. Major components of inventories as of May 31, 1998 and August 31, 1997 are as follows:

                                May 31            August 31
                                 1998                1997


         Feeder Pigs.......$    3,590,694     $       2,922,594
         Other.............       129,507               256,808

         ..................$   3,720,201     $       3,179,402





5.   Long-Term Debt


     Long term debt at May 31, 1998 and August 31, 1997 consisted of the following:

                                                May 31                    August 31
                                                 1998                         1997


         CoBank Term Loan.................$      12,209,600         $      12,525,131
         CoBank Construction Loan.........$       2,003,916         $               0
         CoBank Revolving
             Term Credit..................$       2,132,087         $       2,441,869
         Note Payable, Farmland...........$         499,758                   616,424

                                          $      16,845,361         $      15,583,424

         Less Current Maturities..........$       1,744,800         $       1,262,700

                                          $      15,100,561         $      14,320,724






     On March 18, 1998, Alliance entered into a new $34,506,700 secured credit facility with CoBank to provide financing for the debt portion of the construction of up to six 2,450-sow weaned and/or feeder pig production facilities, related support facilities and initial breeding stock associated with each unit and to restate and modify the terms and conditions of the existing loan agreements, including the commitments for financing the debt portion of the two 2,450-sow weaned pig facilities already under construction, along with these units related support facilities, initial breeding stock and capitalized start-up costs. This agreement provides for $26,846,700 of term loans and $7,660,000 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. There is no assurance that additional shares of common stock will be sold and the specified equity investment levels satisfied. Under this new credit facility, proceeds from the construction loan are used for construction of facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from the term loans and revolving term credit are used to repay the construction loan upon completion of a facility, and for working capital.

     The credit facility was also amended to accommodate the construction of two weaned pig facilities in place of two feeder pig facilities. The unused revolving term credit expires June 20, 2006. Interest accrues on the outstanding principle balance of the loan at a rate equal to CoBank's national variable rate, plus 1.25% (9.75% at May 31, 1998). Alliance capitalized $38,606 and $8,241 of interest on construction for the nine months ended May 31, 1998 and 1997 respectively.

     At May 31, 1998, Alliance had $3,564,000 immediately available under its credit facility with CoBank, consisting of $2,316,000 of term loans and $1,248,000 of revolving term credit. An additional $4,320,000 is to become available following CoBank's acceptance of certain documents, as specified in the loan agreement.

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

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining a total equity to total assets ratio of not less than .25, (ii) maintaining a debt service coverage ratio of not less than
     1.00 (calculated as average annual cash flow divided by current debt),
     (iii) restrictions on the occurrence of additional indebtedness. As of May 31, 1998, Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of May 31, 1998, substantially all assets of Alliance were pledged to CoBank.

     At May 31, 1998, $499,758 had been borrowed from Farmland pursuant to a $760,000 loan agreement. The $760,000 loan agreement provides for interest at CoBank's prime rate and requires repayment in 2005.

     Long-term debt as of May 31, 1998 matures during the fiscal years ending August 31 in the following amounts:

                        1998........$    385,800
                        1999........   1,812,000
                        2000........   2,227,200
                        2001........   2,280,502
                        2002........   2,440,409
                        Thereafter..   7,699,450

                                    $ 16,845,361




6. Alliance Farms is currently operating seven 2,450 sow feeder pig facilities and has one weaned pig facility under construction in Yuma County, Colorado and in Wayne County, Illinois. As of May 31, 1998, commitments for construction of these two facilities totaled $261,396. Also, there is a commitment of $3,243,200 for an additional 5,000 sow facility in Yuma County, Colorado. As of May 31, 1998 construction had not begun.

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



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1998, Alliance reported a working capital deficit of $7,355 and total assets of $28,855,236. Alliance issued 17 shares of Class A common stock in August 1997 for net proceeds of $1,231,584. Alliance used these funds, in combination with $2,110,000 of borrowings through May 31, 1998 for the repayment of a $1,360,000 loan made by Farmland, and for the development, population, and start-up of its second feeder pig facility in Wayne County, Illinois. Alliance issued 36 shares of Class B common stock in November 1997 for net proceeds of $2,032,087. Alliance used these funds to repay the balance owed Farmland pursuant to another $1,360,000 loan agreement, and for the development, population, and start-up of one weaned pig facility in Yuma County, Colorado and one in Wayne County, Illinois.

     As of the date of this report, Alliance has 119 shares of Class A Common Stock issued and outstanding, 36 shares of Class B Common Stock issued and outstanding, no issued and outstanding shares of Class C Common Stock and is offering an additional 34 shares of Class A Common Stock, 18 shares of Class B Common Stock, and 72 shares of Class C Common Stock to qualified prospective
investors.   At May 31, 1998, Alliance had $3,564,000 immediately available under its credit facility with CoBank, consisting of $2,316,000 of term loans and $1,248,000 of revolving term credit. An additional $4,320,000 is to become available following CoBank's acceptance of certain documents, as specified in the loan agreement. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied.

     As of May 31, 1998, Alliance has borrowed $499,758 from Farmland to purchase land for future expansion.
     During the nine month period ended May 31, 1998, Alliance had capital expenditures of $2,349,630 for construction of its first weaned pig production facility in Yuma County, Colorado and $1,735,736 for its first weaned pig production facility in Wayne County, Illinois. The remaining capital expenditures were for replacement breeding stock and building construction for the first seven production facilities.

     Major uses of cash during the nine months ended May 31, 1998 include:
$7,305,367 for capital expenditures on new and existing facilities, $309,782 decrease in revolving term credit, $970,400 of principal payments on long term debt, and $116,666 paid to Farmland pursuant to a $760,000 loan agreement. Major sources of cash include: $2,032,087 of proceeds, net of offering costs, from the issuance of capital stock, $2,658,785 of proceeds from the issuance of long term debt and $3,319,809 in cash provided by operating activities.

     On March 18, 1998, Alliance entered into a new $34,506,700 secured credit facility with CoBank to provide financing for the debt portion of the construction of up to six 2,450-sow weaned and/or feeder pig production facilities, related support facilities and initial breeding stock associated with each unit and to restate and modify the terms and conditions of the existing loan agreements, including the commitments for financing the debt portion of the two 2,450-sow weaned pig facilities already under construction, along with these units related support facilities, initial breeding stock and capitalized start-up costs. This agreement provides for $26,846,700 of term loans and $7,660,000 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. There is no assurance that additional shares of common stock will be sold and the specified equity investment levels satisfied. Under this new credit facility, proceeds from the construction loan are used for construction of facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from the term loans and revolving term credit are used to repay the construction loan upon completion of a facility, and for working capital.

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

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining a total equity to total assets ratio of not less than
 .25, (ii) maintaining a debt service coverage ratio of not less than 1.00 (calculated as average annual cash flow divided by current debt), (iii) restrictions on the occurrence of additional indebtedness. As of May 31, 1998, Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of May 31, 1998, substantially all assets of Alliance were pledged to CoBank.

THREE MONTHS ENDED MAY 31, 1998 AND 1997

     Shipments of feeder pigs were higher for the three months ended May 31, 1998 than in the prior year's period. Alliance shipped 78,065 feeder pigs for the quarter ended May 31, 1998 compared to 56,659 feeder pigs shipped for the quarter ended May 31, 1997 for an increase of 38%. Net sales for the quarter ended May 31, 1998 increased to $4,375,672 from $3,351,997 for the prior year period, an increase of $1,023,675, or 31%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreement with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is partially a result of having seven units in production for the quarter ended May 31, 1998 as compared to six units in production for the quarter ended May 31, 1997, in addition to improved productivity during the quarter ended May 31, 1998. The per pig sales price was lower during the three months ended May 31, 1998 compared to the three months ended May 31, 1997 due to higher pig production partially offset by higher expenses. Average net sales price was $56.05 and $59.16 during the quarter ended May 31, 1998 and 1997, respectively.

     Alliance earned gross margins of $1,019,963 and $661,473 for the three month periods ended May 31, 1998 and 1997, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the third quarter of fiscal 1998, Alliance's net sales price exceeded then current production costs by $13.07 per pig sold. For the third quarter of fiscal 1997, the net sales price exceeded then current production costs by $11.67 per pig sold.

     Sales to Farmland for the three month periods ended May 31, 1998 and 1997
were $2,293,777 and $2,111,550, respectively.   The average net sales price per
head was $56.05 and $59.16 and the average industry market price per head was $35.14 and $64.99 during 1998 and 1997, respectively.

     Alliance recorded $342,814 of start-up costs relating to the operation of it's two newest production facilities under construction during the three months ended May 31, 1998. Start-up costs for the three month period ended May 31, 1998 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Administrative expenses were $424,610 for the three months ended May 31, 1998 compared to $111,174 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees, related primarily to additional facilities being in operation.

     Loss on sale of breeding stock was $103,518 for the three months ended May 31, 1998 as compared to a gain of $4,310 for the prior year period. This change is attributable to an accelerated cull rate during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

     Interest expense of $412,924 for the three months ended May 31, 1998 as compared to $238,776 for the prior year period, was incurred in financing the development of seven existing and two new pig production facilities. This increase is primarily due to the increase in the outstanding loan balance. As of May 31, 1998, Alliance had borrowed $16,345,603 from CoBank for construction and start up costs and $499,758 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance incurred a net loss of $17,709 for the three months ended May 31, 1998 compared to a net gain of $232,611 for the prior year period. The net loss for the third quarter of fiscal 1998 was due to losses incurred related to the two pig production facilities under construction. These losses were significantly offset by the rolling average cost that the per pig sales prices are based on exceeding then current costs per pig by $4.16 per pig shipped, caused primarily by an improvement in productivity. The net gain for the third quarter of fiscal 1997 was attributable to improved gross margins resulting from the per pig sales price exceeding current operating costs. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and by the selling price formula for feeder pigs that contains a $4.50 production margin.


NINE MONTHS ENDED MAY 31, 1998 AND 1997

     Shipments of feeder pigs were higher for the nine months ended May 31, 1998 than in the prior year's period. Alliance shipped 228,040 feeder pigs for the nine months ended May 31, 1998 compared to 169,459 feeder pigs shipped for the nine months ended May 31, 1997 for an increase of 35%. Net sales for the nine months ended May 31, 1998 increased to $13,346,482 from $9,871,995 for the prior year period, an increase of $3,474,487, or 35%. The selling price per pig is determined pursuant to the formula established under Alliance's Feeder Pig Purchase Agreement with its members. The selling price is based on Alliance's operating costs (which are based on a twelve month rolling average), debt service and an additional $4.50 per pig. The above increase in volume and sales dollars is partially a result of having six units in production for nineteen weeks and seven units in production for twenty weeks of the first nine months of fiscal 1998 as compared to five units in production for nine weeks and six units in production for thirty weeks of the first nine months of fiscal 1997, in addition to improved productivity for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997. The per pig sales price was slightly higher during the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 partially because the pigs shipped weighed more and partially because the twelve months of costs used to compute the per pig prices was slightly higher and the twelve months of productivity used to compute the per pig prices was lower for the first nine months of fiscal 1998 than the first nine months of fiscal 1997. Average net sales price was $58.53 and $58.26 during the nine months ended May 31, 1998 and 1997, respectively.

     Alliance earned a gross margin of $3,758,743 and $1,632,422 for the first nine months of fiscal 1998 and fiscal 1997, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder pigs to its members. As previously described, the selling price is based on, among other things, Alliance's operating costs on a twelve month historical rolling average. For the first nine months of fiscal 1998, Alliance's net sales price exceeded then current production costs by $16.48 per pig sold. For the first nine months of fiscal 1997, the net sales price exceeded then current production costs by $9.64 per pig sold.

     Sales to Farmland for the first nine months of fiscal 1998 and 1997 were
$8,009,564 and $6,072,633, respectively.   The average net sales price per head
was $58.53 and $58.26 and the average industry market price per head was $39.48 and $57.65 during 1998 and 1997, respectively.

          Alliance recorded $791,861 of start-up costs relating to the operation of it's two newest production facilities under construction during the first nine months of fiscal 1998 and $174,215 of start-up costs relating to the two facilities under construction during the first nine months of fiscal 1997. Start-up costs for the first nine months of fiscal 1998 and 1997 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Administrative expenses were $751,269 for the nine months ended May 31, 1998 compared to $326,170 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees, related primarily to additional facilities being in operation.

     Loss on sale of breeding stock was $159,057 for the nine months ended May 31, 1998 as compared to $76,710 for the prior year period. This is attributable to an accelerated cull rate during the third quarter of fiscal 1998, partially offset with the existence of more mature facilities culling animals during the first nine months of fiscal 1998 as compared to more newly developed facilities culling animals during the first nine months of fiscal 1997.

     Interest expense of $1,129,039 for the nine months ended May 31, 1998 as compared to $919,360 for the prior year period, was incurred in financing the development of four existing and two new pig production facilities. This increase is primarily due to the increase in the outstanding loan balance, partially offset by the capitalization of $38,606 of interest in the first nine months of fiscal 1998 compared to $8,241 in the first nine months of fiscal 1997. As of May 31, 1998, Alliance had borrowed $16,345,603 from CoBank for construction and start up costs and $499,758 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance earned net income of $1,225,872 for the nine months ended May 31, 1998 compared to $237,078 for the prior year period. The net income for the first nine months of fiscal 1998 was attributable to the rolling average cost that the per pig sales prices are based on exceeding then current costs per pig by $8.84 per pig shipped, caused primarily by an improvement in productivity. This net income was partially offset due to losses incurred in the third quarter of fiscal 1998 related to the construction of the two new pig production facilities. The net income for the first nine months of fiscal 1997 was partially attributable to an improvement in productivity at the beginning of the fiscal year which decreased throughout the first half of fiscal 1997 due to herd health issues, and increased again during the third quarter of fiscal 1997.

     RECENT ACCOUNTING PRONOUNCEMENTS


     In 1998, the FASB issued Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for all fiscal quarters beginning after June 15, 1999, will have no impact on Alliance's reported financial position, results of operations or cash flows.


























Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended May 31, 1998.

   27       Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended May 31, 1998.


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

Dated:  July 15, 1998