Form 10KSB40
period 1998-08-31
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1998-11-25
CIK 927536

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended August 31, 1998
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to
     _________________.

                Commission file number: 0000927536

              ALLIANCE FARMS COOPERATIVE ASSOCIATION
          (Name of small business issuer in its charter)

     Colorado                                     84-1270685
(State or other jurisdiction                 (I.R.S. Employer of
incorporation or organization)                Identification No.)


            503 East 8th Avenue, Yuma, Colorado  80759
    (Address of principal executive offices)       (Zip Code)

            Issuer's telephone number:  (970) 848-3231

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

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:
$17,731,585.

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE OFFERING PRICE FOR THE ISSUER'S COMMON STOCK IN THE ISSUER'S ONGOING PUBLIC OFFERING AS OF NOVEMBER 23, 1998, IS $4,360,000. AS OF NOVEMBER 23, 1998, THE ISSUER HAD 119 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND 36 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

               DOCUMENTS INCORPORATED BY REFERENCE

     None
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES [ ]    No [X]

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Alliance Farms Cooperative Association ("Alliance" or the "Company") is a cooperative association engaged in the production of feeder pigs for sale to its members who own shares of its Class A Common Stock, and in the production of weaned pigs for sale to its members who own shares of its Class B Common Stock or Class C Common Stock. The Company was formed as a cooperative association under the laws of the state of Colorado on May 3, 1994, but did not engage in any business activity until July, 1994. The Company's predecessor, Yuma Feeder Pig Limited Liability Company ("Yuma LLC"), was formed in October, 1991 and commenced shipment of feeder pigs in March, 1993. On July 13, 1994 (July 9, 1994 for accounting purposes), the Company acquired the entire equity ownership rights and interests in Yuma LLC from Farmland Industries, Inc. ("Farmland") and Yuma Farmers Milling and Mercantile Cooperative Company ("Yuma Cooperative"), and thereupon Yuma LLC was dissolved and liquidated and its assets, liabilities and feeder pig production operations were assigned to and assumed by Alliance.

     The Company's principal executive offices are located at 503 East 8th Avenue, Yuma, Colorado 80759, and its telephone number is (970) 848-3231. Unless the context otherwise requires, the terms "Alliance" and the "Company," as used in this report, refer to Alliance Farms Cooperative Association and its predecessor, Yuma LLC.

RECENT DEVELOPMENT

     COLORADO REGULATION OF COMMERCIAL SWINE OPERATIONS. In the November 1998 general election, Colorado voters adopted amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations, which amendments may have material and adverse consequences to the Company and its business. These amendments mandate certain water and air quality control measures that must be implemented by commercial swine feeding operations housing at least 800,000 pounds of swine or which are deemed commercial under local law. Commercial swine feeding operations are defined broadly to include operations in which swine are fed in buildings for at least 45 days in any 12-month period, and include two or more operations under common ownership that are located on land overlying the same groundwater aquifer (or are otherwise adjacent to one another). Although regulations implementing the amendments have not yet been promulgated, the amendments potentially are applicable to the Company's Colorado operations. See "Description of Business--Waste Disposal and Environmental Matters--Colorado Regulation of Commercial Swine Operations."

DESCRIPTION OF BUSINESS

     GENERAL. The Company is a cooperative association engaged in the production of feeder pigs for sale to its members who own shares of its Class A Common Stock, and in the production of weaned pigs for sale to its members who own shares of its Class B Common Stock or Class C Common Stock. As of August 31, 1998, the Company owned and operated five 2,450-sow feeder pig production facilities located in Yuma County, Colorado (approximately 150 miles east of Denver), two 2,450-sow feeder pig production facilities located in Wayne County, Illinois (approximately 100 miles east of St. Louis, Missouri), one 2,450-sow weaned pig production facility in Yuma County, Colorado and one weaned pig production facility in Wayne County, Illinois. As of the date of this report, the Company has commenced preliminary development activities with respect to a 5,000-sow pig production facility in Yuma County, Colorado. See "Description of Business--Expansion" and "Description of Property" under Item 2.

     The Company's business strategy is to produce feeder and
weaned pigs for sale to its members at competitive prices by utilizing modern facilities, management practices designed to maximize productivity and high quality genetically consistent breeding stock.  The Company intends to expand its existing
feeder pig production operations by using the net proceeds from the sale of additional shares of its Class A Common Stock,
together with debt financing, to develop or acquire and
thereafter operate additional feeder pig production facilities, and to expand its weaned pig production operations by using the net proceeds from the sale of shares of its Class B Common Stock or Class C Common Stock, together with debt financing, to develop or acquire and thereafter operate weaned pig production facilities.  In this regard, the Company intends to use the net proceeds from the sale of each block of 17 shares of Class A
Common Stock, together with debt financing, to develop or acquire one feeder pig production facility having the capacity of a
2,450-sow unit, to use the net proceeds from the sale of each block of 18 shares of Class B Common Stock, together with debt financing, to develop or acquire one weaned pig production
facility having the capacity of a 2,450-sow unit, and to use the net proceeds from the sale of each block of 24 shares of Class C
Common Stock, together with debt financing, to develop or acquire one weaned pig production facility having the capacity of a
2,450-sow unit.  As of the date of this report, the Company has reached an agreement with the Company's existing lender and
Farmland concerning the provision of 100% debt financing for the development of a 5,000-sow pig production facility until the
Company's next issuance and sale of a block of 17 shares of Class
A Common Stock, 18 shares of Class B Common Stock or 24 shares of
Class C Common Stock, at which time one-half of the principal and interest of the $2,160,000 of debt financing provided by Farmland must be repaid. The remaining principal and interest of the
Farmland debt financing is payable upon the Company's issuance
and sale of a second block of shares.   See "Certain
Relationships and Related Transactions--Farmland--Real Estate
Loans" under Item 12 and "Description of Business--Financing."
No assurances can be given that the Company will develop additional feeder pig production facilities or weaned pig production facilities, that the Company will obtain the financing required for any such development, whether through the sale of additional shares of capital stock or the incurrence of additional indebtedness, or that the Company will sell any additional shares of capital stock.

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

     The Company has entered into contractual arrangements with certain of its members, including Farmland and Yuma Cooperative. Pursuant to the Swine Production Services Agreement between the Company and Farmland, Farmland has agreed to provide certain administrative, advisory and consulting services to the Company. Pursuant to the Feed Purchase Agreement between the Company and Yuma Cooperative, Yuma Cooperative has agreed to provide Alliance with feed-grains and feed additives for the production of feed at Yuma Cooperative's contract rates. Farmland and Yuma Cooperative, as members, have contracted to purchase a share of the pigs to be produced by the Company under the same terms required of the Company's other members. Finally, the Company has agreed to provide Farmland the first opportunity to purchase any feeder and weaned pigs produced by the Company in excess of the Company's supply commitments to other members or that other members have failed to purchase during the term of the Swine Production Services Agreement (and in no event less than the five-year period ending July 13, 1999). The Company intends to cause any such excess production of weaned pigs, however, to be retained by the Company for development into feeder pigs. See "Certain Relationships and Related Transactions" under Item 12 and "Description of Business -- Pig Purchase Agreement."

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

     BUSINESS ENVIRONMENT. The pork industry has undergone substantial change in recent years, with respect to the production and processing of hogs. The Company believes that current economics of the industry favor large, well-capitalized hog producers, which use consistent, high-quality breeding stock and employ management practices designed to maximize productivity. As a result, hog production has become increasingly differentiated between large-scale farrowing operations producing feeder and weaned pigs and less capital intensive smaller-scale hog finishing operations.

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

     BREEDING STOCK. Fully populated, each of the Company's feeder and weaned pig production facilities which is either in existence, under development or proposed (which facilities may be developed in tandem with, or as a part of, one or more facilities) is anticipated to be stocked with approximately 2,450 sows. The Company intends to maintain an adequate population of female-line stock in its multiplier units to produce commercial gilts for use by the Company in any future facilities development or to replace the commercial herd as it is culled or lost to death. Barrows and any excess gilts from the multiplier units will be sold by the Company as feeder pigs.

     The Company's feeder and weaned pigs have been and will continue to be produced from genetically consistent breeding stock. The Company currently utilizes breeding stock from Pig Improvement Company ("P.I.C.") after discontinuing the use of breeding stock obtained from DeKalb Swine Breeders and repopulating its Colorado facilities. As further improvements in genetics are recognized, the characteristics of the Company's breeding stock may change. The Company intends to continually evaluate the cost and characteristics of breeding stock developed by other producers, and, in the Company's discretion, to populate all or a portion of its facilities with such breeding stock.

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

     Alliance implemented an artificial insemination ("AI") program in its Colorado and Illinois operations and plans to use AI in any future facilities. Although no assurances can be given, Alliance believes that the use of AI will allow more rapid improvements in carcass quality and assist in maintaining higher health status of the herds.

     Alliance engaged in the depopulation of its operational feeder pig production facilities located in Yuma County, Colorado in order to repopulate these units with P.I.C. females. Sourcing for this repopulation was from Alliance's Illinois facility. The P.I.C. females were finished into breeding sows on the facilities of independent Colorado producers. In this regard, Alliance contracted with Farmland for the use of facilities as to which Farmland had acquired rights from the owners of such facilities. See "Certain Relationships and Related Transactions" under Item
12. Although no assurances can be given, management believes that the repopulation eventually will improve both productivity and health of the sow units and may result in improved production results in both nursery and finishing pig performance. Repopulation began in August 1997 with P.I.C. feeder pigs first being made available in March 1998. The repopulation project was completed in October 1998.

     PURCHASE OF FEED AND OTHER INPUTS. Farmland has agreed to assist the Company in arranging for the provision of the Company's requirements for feed and other inputs, including animal health products, pursuant to the Swine Production Services Agreement between the Company and Farmland. The Company intends to continue to purchase a portion of these products from Yuma Cooperative upon the prices and terms set forth in the Feed Purchase Agreement between the Company and Yuma Cooperative. Farmland establishes the specifications of all supplies purchased, as well as the specifications for the purchase and delivery of all feed requirements, in coordination with the Company. See "Certain Relationships and Related Transactions" under Item 12.

     The Company's Feed Purchase Agreement with Yuma Cooperative provides for the Company's purchase of feed manufactured by Yuma Cooperative on a delivered cost basis to be determined based upon a fixed charge for the grinding, mixing, and delivery of feed ($12.00 per ton as of the date of this report), in addition to
the actual delivered cost of the feed ingredients.   Feed rations
which are pelleted are subject to a surcharge ($6.00 per ton as of the date of this report). The fixed charge was reduced from $13.00 to $12.00 per ton on September 1, 1998, and both the fixed charge and the surcharge will remain fixed through the expiration of the Feed Purchase Agreement on August 31, 1999. Corn provided by Yuma Cooperative for use in feed generally is sold to the Company at delivered cost plus, in the absence of available Company grain storage facilities, a $.10 per bushel handling fee. The Company has the right under the Feed Purchase Agreement, in its sole discretion, to purchase and provide its own corn for feed manufacturing. Corn and soybean meal may be substituted from time to time with other ingredients meeting equivalent nutritional requirements based upon temporal price differentials. See "Description of Business -- Sale of Animals" and "Certain Relationships and Related Transactions" under Item 12.

     The Company believes that feed costs presently account for approximately 35% to 40% of the cost of producing a feeder pig and for approximately 20% and 25% of the cost of producing a weaned pig. The principal components of swine feed are corn and soybean meal, which are commodities subject to substantial fluctuations in cost due to changing market conditions, seasonality, and regional variations. While the Company intends to recover changes in feed costs by making corresponding adjustments in the selling prices for its feeder and weaned pigs, the actual changes in the sales price of feeder and weaned pigs will lag changes in feed cost because the Company determines the cost of feeder and weaned pigs on a five month (twelve months prior to September 1, 1998 with respect to feeder pigs) historical rolling average basis. This pricing method may adversely impact the Company's operations in the event of sudden movements, or continual increases, in the cost of feed or other inputs. See "Certain Relationships and Related Transactions" under Item 12, "Description of Business -- Sale of Animals" and "Description of Business -- Pig Purchase Agreement."

     SALE OF ANIMALS. The Company intends to sell its feeder and weaned pigs to its members. Accordingly, the Company has contracted with its members (and intends to contract with any new members) for the sale of the feeder and weaned pigs produced at the Company's facilities. Pig Purchase Agreements have been and are to be executed by members and prospective members as a condition to subscribing for shares of the Company's Common
Stock. Members in the Company are and will be required to purchase, and the Company is and will be required to sell, lots of feeder pigs produced by the Company in amounts proportionate to the respective member's pro rata share of the Company's Class
A Common Stock, but in no event greater than two and seven-tenths (2.7) lots per share of Class A Common Stock on a prospective rolling 12-month basis. Presently, each share of Class A Common
Stock held in the Company will entitle the respective member to contract to purchase one delivery allotment per 119-allotment block made available under the Pig Purchase Agreements to the members owning Class A Common Stock. Similarly, members in the Company will be required to purchase, and the Company will be required to sell, lots of weaned pigs produced by the Company that are to be sold to members in amounts proportionate to the respective member's pro rata share of the Company's Class B
Common Stock or Class C Common Stock, as the case may be, but in no event greater than two and seven-tenths (2.7) lots per share of Class B Common Stock on a prospective rolling 12-month basis and in no event greater than two and one-tenth (2.1) lots per share of Class C Common Stock on a prospective rolling 12-month basis. Presently, each share of Class B Common Stock held in the Company will entitle the respective member to contract to purchase one delivery allotment per 36-allotment block made available under the Pig Purchase Agreements to the members owning Class B Common Stock. The Company intends to allocate its production of weaned pigs from all facilities between those that are to be sent to nurseries and developed by the Company into feeder pigs, on the one hand, and those that are to be sold as weaned pigs, on the other hand, in the same proportion that the number of the Company's operating feeder pig production facilities bears to the number of the Company's operating weaned pig production facilities. The lots of feeder and weaned pigs purchased by the respective member from time to time will not necessarily be produced from the same feeder or weaned pig production facility. In the event that the Company issues additional shares of Common Stock for the construction of additional feeder or weaned pig production facilities, the number of participants in the allotment of feeder or weaned pigs, as the case may be, will be increased, although such increase is not anticipated to materially change an investor's right to receive his anticipated allotment of pigs. Casualty to the Company's facilities, diminished breeding stock productivity or extreme mortality or morbidity, among other adverse circumstances, could reduce the number of feeder or weaned pigs available for purchase by members and increase the price of pigs under the Pig Purchase Agreements. See "Factors That May Affect Future Results of Operations, Financial Condition or Business" under Item 6.

     If the Company is successful in implementing its business plan and any new feeder and weaned pig production facilities are developed on schedule, the initial lots of feeder pigs resulting from the development and expansion of the Company's feeder pig production operations are not expected to be available to new investor members for up to 13 to 15 months after completion of the sale of a minimum block of 17 shares of Class A Common Stock to such members and the initial lots of weaned pigs resulting from the development of the Company's weaned pig production operations are not expected to be available to new investor members for up to 11 to 13 months after completion of the sale to such members of a minimum block of 18 shares of Class B Common
Stock or a minimum block of 24 shares of Class C Common Stock, as the case may be. New investor members will not be entitled to purchase pigs from the Company until such time. Members in the Company are required to contract for the purchase of Qualifying
Pigs (as that term is defined in the Pig Purchase Agreement) from the facilities. Each such contract, or Pig Purchase Agreement, constitutes an irrevocable ten-year commitment. Each lot of pigs purchased by a member pursuant to any such Agreement will be priced based upon the following factors (all as defined in such Agreement): the financing cost per pig, the operating cost per pig, and a $0 to $4.50 per pig production margin (changed from $4.50 effective September 1, 1998 with respect to feeder pigs) as determined by the Board of Directors in its discretion. In the event that a member fails at least twice to perform his purchase obligation under such Agreement, such member will be in default, which default may result in the relinquishment of his purchase rights under such Agreement. For each ten shares of Common Stock owned by a member, the number of such failures that will result in a default is increased by one. A member's failure to perform his purchase obligation, among other circumstances, also may result in the Company's foreclosure on its security interest granted in the member's Common Stock. In addition, the member will be responsible for the damages and expenses incurred by the Company as a result of any failure to purchase, pay for, and take delivery of any lot of Qualifying Pigs under the Pig Purchase Agreement, including (a) damages equal to the difference between the price payable by the member for the Qualifying Pigs that member has failed to purchase, pay for, and take delivery under the Agreement and the then current market price for feeder or weaned pigs, as the case may be, (b) $3,000, which amount is intended to cover the Company's administrative and other costs and expenses associated with such failure, and (c) all costs of collection, enforcement, and prosecution of the Company's rights and remedies. If the Company produces feeder pigs in excess of two and seven-tenths (2.7) lots per share of Class A Common Stock on a prospective rolling 12-month basis or produces weaned pigs in excess of two and seven-tenths (2.7) lots per share of Class B Common Stock or two and one-tenth (2.1) lots per share of Class C Common Stock on a prospective rolling 12-month basis, the Company may sell such excess production to non-members, or retain such excess production for the Company's own purposes, in lieu of selling such excess production pursuant to the Pig Purchase Agreements. The Company has agreed in its Swine Production
Services Agreement with Farmland to provide Farmland the first opportunity to purchase any such excess production and any feeder or weaned pigs that members have failed to purchase during the term of said Agreement (and in no event less than the five-year period ending July 13, 1999). The Company intends to cause any such excess production of weaned pigs, however, to be retained by the Company for development into feeder pigs. See "Description of Business -- Pig Purchase Agreement," "Certain Relationships and Related Transactions" under Item 12, and "Absence of Market" under Item 5.

     As of the date of this report, the Company has reached an agreement with the Company's existing lender and Farmland concerning the provision by such lender and Farmland of 100% debt financing for the development of a 5,000-sow pig production facility in Yuma County, Colorado. See "Description of Business-- Financing." In connection with obtaining this financing, Farmland has contracted to purchase, until the first to occur of the expiration of ten years and the date on which Farmland is repaid on its loan, the marginal increase in Alliance's production of weaned pigs (approximately 97 lots of weaned pigs on a prospective rolling 12-month basis) resulting from the development of the facility constructed using the proceeds of such financing. Farmland's purchase of such weaned pigs would be under substantially the same terms required of the Company's members pursuant to the Pig Purchase Agreements, except that the purchase price for pigs does not include the production margin. See "Description of Business--Pig Purchase Agreement."

     COMPETITION. The feeder and weaned pig production business is competitive and fragmented among family-owned and investor-owned farms and large-scale agribusiness pig production operations. Feeder and weaned pigs are available at sale barn auction, markets such as Farmland's Pig Finder electronic pig auction market, and under contract from producers. Competition is based upon price, product consistency and quality, ability to deliver the required quantities and ability to meet delivery schedules. Although there are a great number of operations that compete with the Company, as discussed elsewhere in this report the Company has contracted with its members (and intends to contract with any new members) for the sale of feeder and weaned pigs produced at the Company's facilities. If the Company produces pigs in excess of its supply commitments to members, however, the Company may sell such excess production to non-members. The Company believes that its most important competitive strengths are its ability to provide competitive pricing and the quality and consistency of the pigs produced by it. See "Description of Business--Business Environment" and "Description of Business--Pig Purchase Agreement."

     EXPANSION. Expansion is an important element of the Company's business plan. The Company's present intent is to construct or acquire additional 2,450-sow feeder pig production facilities (which facilities may exist as stand-alone units or as part of 5,000-sow production complexes) and additional 2,450-sow weaned pig production facilities (which facilities may exist as stand-alone units or as part of 5,000-sow production complexes). The ability of the Company to construct or acquire each such feeder pig production facility is subject to it obtaining at least $3,940,000 of net financing proceeds, and the ability of the Company to construct or acquire each such weaned pig production facility is subject to it obtaining at least $3,100,000 of net financing proceeds.

     The Company believes that substantial economies of scale will be realized in the event that the Company is able to expand beyond its existing feeder pig and weaned pig production facilities. These additional economies are expected to include savings and enhancements in the production of breeding stock, economies in the production of feed, and enhancement of management and labor productivity. The Company intends to pursue expansion of its operations as financial, managerial and other resources become available. No assurance can be given as to when or if such resources will become available to Alliance so as to allow it to proceed with such expansion.

     Hog production operations require the availability of ample pure water at reasonable cost. Although the Company has obtained access to water necessary for it to conduct its current operations in Colorado and Illinois, the Company has been advised that it will be unable to obtain any new commercial well permits in Colorado. Accordingly, the Company has found it necessary in Colorado to obtain the water necessary for its operations through the purchase of more expensive, irrigated land or other real property already having the necessary commercial well permits.
No assurance can be given that the Company will be able to obtain the water permits necessary to enable it to expand its operations in Colorado, Illinois or other locations selected by the Company.
See "Factors that May Affect Future Results of Operations,
Financial Condition or Business -- Adequate Water Supply."

     FINANCING. The ability of the Company to implement its business strategy and (a) construct or acquire additional feeder pig production facilities having the capacity of 2,450-sow units is subject to it obtaining at least $3,940,000 of net financing proceeds with respect to each such facility, and (b) construct or acquire new weaned pig production facilities having the capacity of a 2,450-sow unit is subject to it obtaining at least $3,100,000 of net financing proceeds with respect to each such facility. In this regard, the Company is engaged in a public offering of shares of its Common Stock. In addition to the proceeds to be received from the possible issuance of additional shares of Common Stock, the Company would be required to obtain additional funds through secured debt borrowings. The Company anticipates that (a) with respect to each minimum block of 17 shares of Class A Common Stock issued by the Company at an aggregate price of $1,360,000, the Company would be required to borrow approximately $2,720,000 of debt borrowings in order to construct one new feeder pig production facility and related support facilities, to purchase breeding stock, and to provide working capital for operations, (b) with respect to each minimum block of 18 shares of Class B Common Stock issued by the Company at an aggregate price of $1,080,000, the Company would be required to borrow approximately $2,160,000 of debt borrowings in order to construct one new weaned pig production facility and related support facilities, to purchase breeding stock, and to provide working capital for operations, and (c) with respect to each minimum block of 24 shares of Class C Common Stock issued by the Company at an aggregate price of $1,080,000, the Company would be required to borrow approximately $2,160,000 of debt borrowings in order to construct one new weaned pig production facility and related support facilities, to purchase breeding stock, and to provide working capital for operations. The amount of this proposed financing has been determined based upon the anticipated capital expansion and business operations needs of the Company and the anticipated net proceeds from the issuance of shares of Common Stock.

     On March 18, 1998, the Company entered into various loan agreements with CoBank, ACB ("CoBank") related to a secured credit facility which provides for up to $26,846,700 of non-revolving term debt, $7,660,000 of revolving term credit and $18,400,00 of construction financing. Proceeds from the term debt were used for refinancing the then existing non-revolving term debt, and will be used to finance the construction or acquisition of additional pig production facilities. Proceeds from the revolving term credit were used for refinancing the existing revolving term credit and will be used to provide working capital. Proceeds from the construction loan may be used for the construction or acquisition of pig production facilities and are advanced by CoBank as construction costs are incurred by Alliance. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions precedent and may be withdrawn or terminated by CoBank under certain circumstances. No assurances can be given that the funding conditions precedent will be satisfied and that the Company will be able to obtain sufficient financing when needed, or that alternative sources of financing will be available on acceptable terms. In addition, the unused portion of the credit facility expires August 31, 2001 with respect to the revolving term credit, with the amount outstanding on such date being due and payable by September 30, 2011, and the unused portion of the credit facility expires December 31, 2001 with respect to the non-revolving term debt and September 30, 2001 with respect to the construction financing.

     The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of August 31, 1998, $7,001,597 was immediately available to Alliance under its credit facility.
The availability of $15,002,900 of unused term loans, $4,280,000 of revolving term credit and $9,760,000 of construction loans under the CoBank credit facility is restricted and may be made available to the Company to the extent that: (a) with regard to a feeder pig production facility having the capacity of a 2,450-sow unit (i) an additional equity investment of $1,360,000 (e.g., 17 shares of Class A Common Stock sold for at least $80,000 each) is made in the Company; or (ii) the Company secures a $1,360,000 subordinated non-revolving term loan from Farmland (representing an amount equal to an equity investment) (a "Feeder Equity
Loan"), or (b) with regard to a weaned pig production facility having the capacity of a 2,450 sow unit (i) an additional equity investment of $1,080,000 (e.g., 18 shares of Class B Common Stock sold for at least $60,000 each or 24 shares Class C Common Stock sold for at least $45,000 each) is made in the Company; or (ii) the Company secures a $1,080,000 subordinated non-revolving term loan from Farmland (representing an amount equal to an equity investment) (a "Weaned Equity Loan"). With respect to each additional equity investment or Feeder Equity Loan of $1,360,000 obtained by the Company for the construction of a feeder pig unit, the Company is entitled to obtain advances under the credit facility of $2,720,000 ($2,110,000 of term loans and $610,000 of revolving term credit), up to an aggregate of $5,440,000. With respect to each additional equity investment or Weaned Equity
Loan of $1,080,000 obtained by the Company for the construction of a weaned pig unit, the Company is entitled to obtain advances under the credit facility of $2,160,000 ($1,675,000 of term loans and $485,000 of revolving term credit) up to an aggregate of $8,640,000.

     Prior to any advance being made by CoBank under the existing credit facility, certain conditions precedent must be addressed to CoBank's satisfaction, including but not limited to (i) provision of a survey of the Company's realty upon which the construction will take place, including any effluent and water easements servicing the realty, (ii) provision of environmental audits respecting the Company's realty, (iii) obtaining performance bonds and lien payment bonds and builder's risk casualty insurance respecting such construction, (iv) obtaining a chain of title and title insurance respecting the Company's realty, (v) provision of evidence that CoBank has a perfected first priority lien on all security for the Company's obligations, (vi) submission of a construction budget and schedule, along with the plans and specifications for the proposed facility, and (vi) an appraisal of the proposed facility to be constructed based upon the plans and specifications. As of August 31, 1998, the outstanding balance of loans made by CoBank under this credit facility was $16,842,203.

     It is anticipated that the Feeder Equity Loans and Weaned Equity Loans would be provided on terms substantially identical to those applicable to the facilities expansion loans previously made by Farmland to Alliance. See "Certain Relationships and Related Transactions--Farmland--Real Estate Loans" under Item 12. In this regard, such loans would provide for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. The payment schedule for a Feeder Equity Loan would require the Company to make interest-only payments for the life of the loan, with a final balloon payment of the outstanding loan balance to be made upon the earlier of (i) the Company's issuance and sale of a minimum block of 17 shares of Class A Common Stock , or (ii) the expiration of ten years. The payment schedule for a Weaned Equity Loan would require the Company to make interest-only payments for the life of the loan, with a final balloon payment of the outstanding loan balance to be made upon the earlier of
(i) the Company's issuance and sale of a minimum block of 18 shares of Class B Common Stock or 24 shares of Class C Common
Stock, or (ii) the expiration of ten years.   Alliance's
obligation to Farmland would be secured by a mortgage on the facilities constructed with the proceeds of the loan, which mortgage would be second in priority to that of CoBank. In addition, it is anticipated that Farmland would contract to purchase all feeder and weaned pigs, as the case may be, produced at the facility that was constructed using the proceeds of the Farmland loan until the first to occur of the expiration of ten years and the date on which Farmland is repaid. See "Business-- Sale of Animals." The CoBank credit facility limits the number of outstanding equity loans, including Feeder Equity Loans and Weaned Equity Loans, at any one time, to eight. No assurances can be given that Farmland will now, or in the future, make an Equity Loan, either Feeder or Weaned, on acceptable terms or terms that are comparable to those described herein.

     In connection with the Company's acquisition of certain real property in Yuma County, Colorado, the Company borrowed $760,000 from Farmland. This loan is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate. The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term in September 30, 2005. See "Description of Property" under
Item 2 and "Certain Relationships and Related Transactions-- Farmland--Real Estate Loans" under Item 12.

     The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the existing non-revolving term debt are to be made in equal monthly installments of $128,600 each, commencing April 20, 1998 and continuing thereafter until and including August 20, 1998, and thereafter in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan. Principal payments pursuant to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. For each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility.
The revolving loan commitment will be reduced in 40 equal payments commencing on August 31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero.
To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, the Company will be required to immediately make a principal payment in a amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment. Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans and for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of August 31, 1998, interest accrued on the outstanding principal balance on the respective loan portions under variable rates at 9.75% per annum for non-revolving term loans, 9.75% per annum for revolving term loans and 10.75% per annum for construction loans and between 8.26% and 9.39% for those portions under fixed rates.
The interest rates applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. As of August 31, 1998, no reductions in the Company's interest rate had been made. The
Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto.

     In obtaining the secured credit facility, and for each year in which the credit facility is effective, the Company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment. In addition, the Company will be required to pay an activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance. In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing and future Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least a 0.25 ratio of total equity to total assets for the period ending August 31, 1998, and thereafter a 0.35 ratio of total equity to total assets, (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one, (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. The Company was in compliance with each of these covenants as of August 31, 1998.

     WASTE DISPOSAL AND ENVIRONMENTAL MATTERS.

     General. Several environmental requirements potentially are applicable to feeder and weaned pig production operations such as those conducted or proposed to be conducted by the Company. Generally, these requirements take the form of federal statutory and regulatory requirements that are, in some cases, reflected in similar state requirements. In other instances, state or local requirements may exist separately and without federal precedent.

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

     To comply with these federal requirements, animal feedlot operators, such as the Company, must either obtain a permit from the EPA for its operations, or, in the case of a state which has been granted authority by EPA to carry out a Clean Water Act program, application must be made to the state. The State of Colorado and the State of Illinois each has been granted such authority by the EPA. The Colorado and Illinois regulations generally adopt the format of the EPA provisions for animal feedlots, and generally require concentrated animal feeding operations to be operated as non-discharge facilities. These regulations require that the Company design, construct, and operate waste water control structures capable of retaining and processing all waste water and storm runoff which enter the facility, with the exception of water generated from rainfall in excess of certain prescribed parameters. Moreover, these regulations authorize the state agency to require the removal of accumulated manure and process waste water as necessary to prevent the overflow of the containment and processing structure. The Company uses lagoon containment and processing systems at its production facilities to comply with these regulations.

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

     Colorado Regulation of Commercial Swine Operations. In the November 1998 general election, Colorado voters adopted amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations, which amendments may have material and adverse consequences to the Company and its business. These amendments mandate certain water and air quality control measures that must be implemented by commercial swine feeding operations housing at least 800,000 pounds of swine or which are deemed commercial under local law. Commercial swine feeding operations are defined broadly to include operations in which swine are fed in buildings for at least 45 days in any 12-month period, and include two or more operations under common ownership that are located on land overlying the same groundwater aquifer (or are otherwise adjacent to one another). Although regulations implementing the amendments have not yet been promulgated, the amendments potentially are applicable to the Company's Colorado operations.

     In general, the amendments to the Colorado Revised Statutes
(i) condition the operation, construction or expansion of a housed commercial swine feeding operation on receipt of an individual discharge permit from the Colorado department of public health and environment, (ii) direct the Colorado water quality control commission to adopt rules regarding the construction, operation and management of, and waste disposal by, such operations, (iii) provide that such rules shall require that land application of waste from such operations must not exceed the nutritional requirements of the plants on that land and must minimize runoff and seepage of such waste, (iv) provide that such rules shall require that such operations not be permitted to degrade the physical attributes or value of Colorado trust lands, make immediate reports of spills or contamination to state and county health departments, and monitor land-applied waste from such operations and provide periodic reports to the state health department, (v) authorize fees on such operations (of up to $0.20 per animal) to offset direct and indirect costs of the program,
(vi) authorize local governments to impose more restrictive requirements, (vii) require that such operations employ technology to minimize odor emissions, (viii) require operations to cover waste impoundments that do not use air or oxygen in their waste treatment method, and to recover, incinerate or manage odorous gases from such operations, (ix) establish minimum one mile distances between new land waste application sites or impoundments and occupied dwellings, schools and municipal boundaries, and (x) provide for enforcement of these provisions by the state or any person who may be adversely affected. The amendments provide that the implementing regulations are to be promulgated by March 31, 1999, and that housed commercial swine feeding operations must be in compliance with these regulations by July 1, 1999.

     Although the Company has begun to evaluate the impact that the amendments may have on it, the Company presently is unable to estimate the costs that reasonably could be expected to be incurred by it in complying with the amendments and any related regulations that may be promulgated. The Company believes, however, that if the amendments are applicable to it they may have a material impact on the Company and its business.

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

     Pursuant to the Swine Production Services Agreement between the Company and Farmland, Farmland has agreed to assist in providing certain administrative services to the Company, including the coordination of the Company's training of personnel to be employed by the Company and the selection of employees. See "Certain Relationships and Related Transactions--Farmland--Swine Production Consulting and Services Agreement" under Item 12.

     As of August 31, 1998, the Company employed 144 persons, of whom 143 were full-time employees and one was a part-time employee. Of the Company's 143 full-time employees, 14 employees are assigned to perform various facilities operation services for Pig Producers I, L.P. ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest. Pig Producers is engaged in the production of feeder pigs from a 2,450-sow feeder pig production facility located in Yuma County, Colorado. The Company is reimbursed by Pig Producers for all wages, benefits and other costs attributable to the Alliance employees performing services for Pig Producers. See "Certain Relationships and Related Transactions--Farmland" under Item 12. The Company is not a party to any collective bargaining agreement and considers its relationship with employees to be satisfactory.

     GOVERNMENT REGULATION. The Company is subject to various federal, state and local government regulations, including those restricting certain types of investor-owned livestock production and those concerning the environment, occupational safety and health and zoning. In addition, its employment practices are governed by minimum wage, overtime and other working condition regulations. The Company has not experienced significant difficulty in complying with applicable regulations and compliance generally has not had an adverse effect on the Company's business. The November 1998 adoption of amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations, however, may have material and adverse consequences to the Company and its business. See "Description of Business -- Waste Disposal and Environmental Matters."

     PIG PURCHASE AGREEMENT.

     General. The rights and obligations of the parties with respect to the sale of feeder pigs and weaned pigs by the Company to its members will be governed by the Pig Purchase Agreements. Although the following summary describes the material provisions of the Pig Purchase Agreement, it does not purport to be a complete statement of all provisions of the Pig Purchase Agreement and in no way modifies or amends the Pig Purchase Agreement.

     Purchase.  The Company intends to sell feeder pigs and
weaned pigs that meet particular minimum weight, health,
nutrition and genetic quality standards to members of the Company who have entered into a Pig Purchase Agreement with the Company. Feeder pigs and weaned pigs that meet such standards, as set forth in the Pig Purchase Agreement, are referred to as "Qualifying Pigs." Pursuant to the terms of the Pig Purchase Agreement, (a) a member of the Company owning Class A Common
Stock is required to purchase, and the Company is required to sell, feeder pigs constituting Qualifying Pigs in lots of no less than 900, and no more than 1,000, pigs per lot, as determined by the Company, and (b) a member of the Company owning Class B Common Stock or Class C Common Stock is required to purchase, and the Company is required to sell, weaned pigs constituting Qualifying Pigs in lots of no less than 925, and no more than 1,025, pigs per lot, as determined by the Company. Lots of feeder pigs constituting Qualifying Pigs are to be made available to members of the Company owning Class A Common Stock on a rotating schedule determined and implemented by the Company, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate ownership interest in the Company's outstanding Class A Common Stock and the actual production of feeder pigs constituting Qualifying Pigs from the Company's facilities. Lots of weaned pigs constituting Qualifying Pigs are to be made available to members of the Company owning Class B Common Stock or Class C Common Stock on a rotating schedule determined and implemented by the Company, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate ownership interest in the Company's outstanding Class B Common Stock or Class C Common Stock, as the case may be, and the Company's actual production of Qualifying Pigs that are to be sold to members of the Company as weaned pigs. The Company intends to allocate its production of weaned pigs from all facilities between those that are to be sent to nurseries and developed by the Company into feeder pigs, on the one hand, and those that are to be sold as weaned pigs, on the other hand, in the same proportion that the number of the Company's operating feeder pig production facilities bears to the number of the Company's operating weaned pig production facilities. If the Company is successful in implementing its business plan and the proposed new production facilities go into operation on schedule, the initial lots of feeder pigs for new investor members owning Class A Common Stock are not expected to be available for up to
13 to 15 months after completion of the sale of a minimum block of 17 shares of Class A Common Stock to such members, and the initial lots of weaned pigs for new investor members owning Class B Common Stock or Class C Common Stock are not expected to be available for up to 11 to 13 months after completion of the sale of a minimum block of 18 shares of Class B Common Stock or a minimum block of 24 shares of Class C Common Stock, as the case
may be, to such members.   New investor members will not be
entitled to purchase pigs from the Company until such time. In the event that the production of feeder pigs exceeds two and seven-tenths (2.7) lots per share of Class A Common Stock on a prospective rolling 12-month basis, the Company may sell such excess production to non-members, or retain such excess production for the Company's own purposes, in lieu of selling such excess production pursuant to the Pig Purchase Agreements.
In the event that the production of weaned pigs exceeds two and seven-tenths (2.7) lots per share of Class B Common Stock or two and one-tenth (2.1) lots per share of Class C Common Stock, as the case may be, on a prospective rolling 12-month basis, the Company may sell such excess production to non-members, or retain such excess production for the Company's own purposes, in lieu of selling such excess production pursuant to the Pig Purchase Agreements. The Company intends to cause any such excess production of weaned pigs to be retained by the Company and developed into feeder pigs. Investor members will not be entitled to purchase any excess production of pigs. The Company has agreed in its Swine Production Services Agreement with Farmland to provide Farmland the first opportunity to purchase excess pigs produced by the Company during the term of said Agreement (and in no event less than the five year period ending July 13, 1999). See "Certain Relationships and Related Transactions--Farmland" under Item 12.

     Price. The Company intends to sell Qualifying Pigs, subject to adjustment for weight as described below, pursuant to a pricing formula consisting of the sum of the following factors: the financing cost per pig, the operating cost per pig, and a $0 to $4.50 per pig production margin (changed from $4.50 effective September 1, 1998 with respect to feeder pigs) as determined by the Board of Directors in its discretion. The financing cost per pig applicable to a member is to be determined on a rolling 12-month prospective basis and will be equal to the quotient obtained by dividing (i) the sum of the anticipated required payments of principal and interest (including any scheduled sinking fund payments) for the ensuing 12-month period with respect to the debt financing incurred by the Company in connection with the consummation of the sale of Common Stock to such member (or his predecessor in interest), which debt financing (except with respect to certain existing Pig Purchase Agreements) shall be deemed to be at least $1,970,000 per feeder pig production facility and $1,600,000 per weaned pig production facility, by (ii) the total number of feeder pigs or weaned pigs, as the case may be, constituting Qualifying Pigs anticipated to be produced and shipped by the Company during such 12-month period from the one or more pig production facilities developed through the use of such debt financing and the net proceeds from the sale of Common Stock to such member (or his predecessor in interest) (such estimate being based on the total estimated number of feeder pigs or weaned pigs, as the case may be, constituting Qualifying Pigs to be produced and shipped by the Company during such 12-month period from all pig production facilities of the Company). The operating cost per pig is to be determined on a rolling five-month (changed from 12-month effective September 1, 1998 with respect to feeder pigs) historical basis and will be equal to the quotient obtained by dividing (i) the sum of (A) all expenses (excluding interest expense, depreciation and amortization) of the Company, plus (B) the net cash flow cost of all capital expenditures of the Company

(including any capital sinking fund payments) for production facility and breeding stock improvements and replacements, in each case, for the five months (changed from 12-month effective September 1, 1998 with respect to feeder pigs) preceding the then present month of shipment, by (ii) the number of Qualifying Pigs produced and shipped by the Company during such five-month (12-month) period. At the time the Company notifies a member that a lot is available for purchase by the member pursuant to the member's Pig Purchase Agreement, the Company will furnish to the member an estimate of the total purchase price of all Qualifying Pigs included in the lot, and the member is required to pay such estimated total purchase price to the Company not less than one day prior to the scheduled shipment date. The actual total purchase price of all Qualifying Pigs included in a lot sold to a member will be based upon weight at the time of loading and settlement of any adjustments shall be made within five days following delivery.

     Weight Adjustment. The purchase price for Qualifying Pigs is subject to adjustment based upon (a) the extent of any variation in the average weight of feeder pigs constituting Qualifying Pigs from 45 pounds, and (b) the extent of any variation in the average weight of weaned pigs constituting Qualifying Pigs from 8 to 12 pounds. To the extent that the average weight of a shipment of feeder pigs constituting Qualifying Pigs exceeds 45 pounds per pig, the purchaser will pay an additional $.25 per pound per pig on the first five pounds by which the average weight exceeds 45 pounds per pig and an additional $.15 (or $.20 under some existing Agreements) per pound per pig for the average weight between 50 pounds and 60 pounds. To the extent that the average weight of feeder pigs constituting Qualifying Pigs is less than 45 pounds per pig, the purchase price will be decreased by $.25 per pound per pig. To the extent that the average weight of a shipment of weaned pigs constituting Qualifying Pigs exceeds 12 pounds per pig, the purchaser will pay an additional $1.00 per pound per pig. To the extent that the average weight of a shipment of weaned pigs constituting Qualifying Pigs is less than 8 pounds per pig, the purchase price will be decreased by $1.00 per pound per pig.

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

     Term and Termination. A member's Pig Purchase Agreement will be for an initial term commencing on the date entered into and continuing for a period of 120 months after the date the first delivery of Qualifying Pigs is made to the member (or his predecessor in interest) thereunder, subject to earlier termination upon the occurrence of certain events. Pig Purchase Agreements will be extended automatically for succeeding one year terms unless the member gives to the Company, not less than one year prior to the expiration of the initial or any extended term, notice that the member desires to terminate the Pig Purchase Agreement as of the expiration of such initial or extended term. The Company may terminate a member's Pig Purchase Agreement if the member fails to purchase, pay for, and take delivery of any two lots of Qualifying Pigs when and as made available to the member; provided, however, that for each ten shares of Common Stock owned by a member, the number of such failures necessary before the Company may terminate such member's Agreement is increased by one. The member may terminate the Pig Purchase Agreement if the Company materially breaches any obligation or covenant in the Agreement and such breach is not cured within 30 days following notice of such breach given by the member to the Company. Furthermore, if the first delivery of Qualifying Pigs thereunder is not made within 24 months of the date of the Pig Purchase Agreement, the member may terminate the Agreement within three months after the expiration of such 24-month period. If either party is prevented from performing under the Pig Purchase Agreement because of reasons beyond its control which make it commercially impossible to perform, however, then that party is relieved from such performance so long as it remains commercially impossible to perform. A member's Pig Purchase Agreement automatically terminates if the member assigns or transfers all shares of Common Stock from which the member's right to purchase lots of Qualifying Pigs under the Agreement derives. Except as described above, a member does not have the right to terminate the Pig Purchase Agreement prior to the expiration of the initial or any extended term thereof. As noted above, the member's right to terminate the Pig Purchase Agreement at the expiration of the initial or any extended term thereof may be exercised only if the member gives notice to the Company at least one year prior to the expiration of such initial or extended term that the member desires to exercise such termination right. The foregoing termination rights constitute the member's exclusive rights of termination under the Pig Purchase Agreement. No member has the right to demand the return of or to receive any of the member's capital from the Company as a result of the termination of the Pig Purchase Agreement or otherwise and regardless of whether demanded prior to the expiration of the initial or any extended term of the Pig Purchase Agreement or at any time after the expiration of any such term. The Company is under no obligation to redeem or repurchase its Common Stock prior to the expiration of the initial or any extended term of the Pig Purchase Agreement or at any time after the expiration of any such term. See "Absence of Market" under Item 5.

     Effect of Purchaser Default. If a member fails to purchase, pay for, and take delivery of any lot of Qualifying Pigs when and as made available to the member pursuant to the Pig Purchase Agreement, the member is responsible for the damages and expenses incurred by the Company as a result of such failure. In particular, the member is liable for (a) the difference between the price payable by the member for the Qualifying Pigs that member has failed to purchase, pay for, and take delivery under the Agreement and the then current market price for such pigs,
(b) $3,000, which amount is intended to cover the Company's administrative and other costs and expenses associated with such failure to purchase, pay for, and take delivery of the Qualifying Pigs, and (c) all costs of collection, enforcement, and prosecution of the Company's rights and remedies under the Agreement or otherwise arising. If a member fails to pay promptly the damages and expenses incurred by the Company as a result of the member's failure to purchase, pay for and take delivery of a lot of Qualifying Pigs, such member will not be permitted to purchase any other lots unless and until such damages and expenses are paid, and such member also will be responsible for all damages and expenses accruing to the Company with respect to lots that such member is not permitted to purchase as a result thereof. In addition to the member's responsibility for such damages and expenses, the Company may pursue other remedies, including the termination of the member's Pig Purchase Agreement. If the member is prevented from performing under the Pig Purchase Agreement because of reasons beyond the member's control which make it commercially impossible to perform, however, then the member is relieved from such performance so long as it remains commercially impossible to perform. See "Description of Business--Pig Purchase Agreement--Term and Termination" and "--Grant of Security Interest."

     Grant of Security Interest. Pursuant to the Pig Purchase Agreement, a member grants to the Company, as security for the performance of all of the member's obligations under the Pig Purchase Agreement, a security interest in all of the member's equity interest in the Company. In this regard, the certificates representing shares of Common Stock will be retained by Alliance and members will be required to endorse appropriate stock powers with respect to such certificates. The Company's security interest in the member's shares of Common Stock is to be senior to all others, except for any permissible pledge or other security interest granted in such shares by the member to any financial institution for purposes of securing a loan used in financing the member's acquisition of such shares and as otherwise agreed by the Company in its discretion. A member's failure to perform his purchase obligation under the Pig Purchase Agreement, among other occurrences, may result in the Company's foreclosure on the security interest in the member's Common Stock. See "Absence of Market" under Item 5.

     Warranties. The Company makes no warranties, express or implied, with respect to feeder pigs and weaned pigs produced by it, except as expressly provided in the Pig Purchase Agreement. The Company specifically disclaims any warranties of merchantability or fitness for a particular purpose and makes no warranty as to any specific level of performance with respect to any pigs sold thereunder.

     Arbitration. Any controversy arising out or relating to a Pig Purchase Agreement or any breach thereof (other than certain controversies that include, but are not limited to, controversies arising out of a member's failure to purchase, pay for, and take delivery of any lot of Qualifying Pigs and the Company's exercise of any rights or remedies related thereto) is required to be submitted to binding arbitration under the Pig Purchase Agreement. Arbitration hearings are to take place in Denver, Colorado, or at such other location as the Company and such member may agree, with judgment upon the award rendered by the arbitrator being entered in any court having jurisdiction.

ITEM 2. DESCRIPTION OF PROPERTY.

     As of the date of this report, the Company conducted
operations from its five existing 2,450-sow feeder pig production facilities located in Yuma County, Colorado (approximately 150 miles east of Denver), its two 2,450-sow feeder pig production facilities in Wayne County, Illinois, its one 2,450-sow weaned pig production facility in Yuma County, Colorado and its one weaned pig facility in Wayne County, Illinois. In addition, the Company has commenced preliminary development activities with respect to a 5,000-sow pig production facility in Yuma County, Colorado. The original Yuma County, Colorado feeder pig production facility was constructed in a configuration different than that employed with respect to the Company's other facilities and is anticipated to be different than that employed for future pig production facilities. The original facility consists of six separate buildings, including two breeding buildings, two gestation buildings, and two farrowing buildings, all of which are situated together on an approximately 160 acre site with a separately accessed nursery building, while each of the Company's other facilities consist of a three-building sow breeding, gestation and farrowing complex situated together, with a
separately accessed nursery building.   Management believes that
the condition of its facilities presently is adequate for the Company's business, and that its facilities are adequately covered by insurance. Each of the existing facilities, including land and buildings, was constructed for between $2,243,000 and $2,495,000, and has been or will be pledged as security for the Company's loan from CoBank under the terms of a deed of trust/mortgage.

     Between September and December 1995, the Company purchased approximately 1,000 acres of real property in Yuma County, Colorado, upon which the Company has developed one feeder pig production facility and holds the remaining acreage for the development of additional production facilities (the "Additional Colorado Property"). The acquisition cost of this Additional Colorado Property was approximately $760,000. The Company obtained funding for the purchase of the Additional Colorado Property from the proceeds of a loan obtained from Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for the amortization of the loan over a ten-year period, at a variable rate equal to CoBank's prime rate. As of August 31, 1998, CoBank's prime rate was 8.5%. The payment schedule of the promissory note requires that the Company make interest-only payments for the life of the loan, with a final balloon payment of the principal at the expiration of the ten-year term. To secure the obligations of the promissory note, the Company has agreed to execute a deed of trust in favor of Farmland covering all of the Additional Colorado Property, which deed of trust is second in priority to that of CoBank with respect to the production facility constructed thereon. See "Certain Relationships and Related Transactions--Farmland--Real Estate Loans"under Item 12.

     As of the date of this report, the Company has acquired approximately 475 acres of real property in Wayne County, Illinois, including a 90 acre tract acquired pursuant to the exercise of the option referred to below. The Company has developed two feeder pig production facilities and one weaned pig production facility on this property.

     In November 1996, the Company entered into a contract pursuant to which the Company has been granted the option to purchase approximately 500 acres of real property in Wayne County, Illinois (the "Option Property"). Under the terms of this option contract, if the Company failed to fully exercise the option as to the entire Option Property prior to November 1, 1998, the Company would be responsible for a $150,000 liquidated damages payment to the owner of the Option Property. The Company's responsibility for this liquidated damages payment was secured by a stand-by letter of credit issued by CoBank. Until the expiration of this letter of credit, the revolving term credit available to the Company was reduced by $150,000. In November 1998, the option to purchase the Option Property expired and the Company became obligated to make the $150,000 liquidated damages payment.

     The Company maintains offices at 503 East 8th Avenue in
Yuma, Colorado. Farmland and the Company share equally the cost for this office space.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended
August 31, 1998.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

ABSENCE OF MARKET

     There is no public trading market for the Company's Common Stock. The Common Stock is subject to provisions of the Colorado Cooperative Association Law and the Company's Articles of Incorporation and Bylaws which restrict the transferability of the Common Stock. In particular, the Colorado Cooperative Association Law and the Company's Articles of Incorporation provide that the certificates of membership in the Company (which also represent shares of Common Stock of the Company) shall not be assignable or transferable except upon consent of the Board of Directors, and that the Company shall have the right in its Bylaws to limit the transfer or assignment of membership and the terms and conditions upon which transfers or assignments may be allowed. The Company's Bylaws provide that the equity interests issued by the Company may not be assigned or transferred, except upon the consent of the Company's Board of Directors, and that the Company's Board of Directors may not give such consent unless any such assignee or transferee of Common Stock executes and delivers to the Company a Pig Purchase Agreement.

     In addition to the foregoing transfer restrictions, the Company's Bylaws give the Company the right to purchase a member's Common Stock under certain circumstances, which may adversely affect transferability. Such right is in addition to any right the Company may have to foreclose on the security interest in member's Common Stock pursuant to the Pig Purchase Agreement. In particular, the Company has the option under its Bylaws to purchase a member's shares of Common Stock upon the occurrence of certain specified events (a) by tendering to the member (i) the lesser of (A) the price paid to the Company for such investor's shares of Common Stock, and (B) the book value of the Common Stock and capital credits associated therewith, less
(ii) any indebtedness due the Company from the member, or (b) by tendering to the member a nonvoting certificate of participation representing the member's interest at the time of such tender in a face amount equal to the amount specified in clause (a) above. The occurrences giving rise to such option include the following events: (a) a member's termination of a Pig Purchase Agreement without having executed and delivered a replacement for such Agreement or the member's failure to be a party to such Agreement, and (b) the Company's Board of Directors by resolution finds that a member has (i) intentionally or repeatedly violated any provision of the Company's Articles of Incorporation or Bylaws, (ii) breached a Pig Purchase Agreement or materially breached any other contract with Company, (iii) remained indebted to the Company for 90 days after such indebtedness first becomes payable, or (iv) willfully obstructed any lawful purpose or activity of the Company. In the event the Company exercises either option, the voting stock of the member shall be canceled, and the member shall thereafter have no voting rights in the Company. The Company is under no obligation, however, to redeem or repurchase an investor's Common Stock at any time. See "Description of Business--Pig Purchase Agreement " under Item 1.

HOLDERS

     The authorized capital stock of the Company consists of 5,000 shares of (Class A) common stock, $.01 par value per share, 2,500 shares of Class B common stock, $.01 par value per share, and 2,500 shares of Class C common stock, $.01 par value per share. As of August 31, 1998, there were 119 shares of Class A Common Stock issued and outstanding, which were held of record by 23 stockholders; 36 shares of Class B Common Stock issued and outstanding, which were held of record by eight stockholders;
and no shares of Class C Common Stock issued and outstanding. Only producers of agricultural products, associations of such producers, and federations of such associations who have executed and delivered to the Company a Pig Purchase Agreement may own Common Stock. Only stockholders of the Company may be members of the Company. Except as otherwise specifically described under this "Holders" caption, the powers, preferences and rights of the Class A Common Stock, Class B Common Stock and Class C Common Stock are in all respects identical. To the extent permitted by applicable law, the Board of Directors of the Association is authorized to provide by resolution for the issuance of shares of stock of any class or of any series of any class at any time and to determine, prior to the issuance of any shares of stock of that class or series, the designations, preferences, limitations and relative rights, if any, thereof.

     Except as described in the immediately following sentence, holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and holders of Class C Common Stock are entitled to three-fourths of one vote for each share held on all matters submitted to a vote of stockholders. During any period in which the Company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as the Company's current lender),
(i) no cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares then outstanding with respect to any matter as to which members are not entitled to vote separately as a group or class and (ii) no cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares of any class then outstanding with respect to any matter as to which members are entitled to vote separately as a group or class. A majority of the outstanding shares of Common Stock entitled to vote constitutes a quorum at any stockholder meeting, except that if any class of capital stock is entitled to vote separately as a class or group, such a quorum must also be obtained with respect to such class. The affirmative vote of at least two-thirds of the shares represented at a meeting at which a quorum is present is required to amend the Company's Articles of Incorporation, to approve certain mergers, consolidations or sales of all or substantially all of the Company's assets and to approve certain other matters. Holders of the Class A Common Stock, holders of the Class B Common Stock and holders of the Class C Common Stock must vote separately as groups or classes with respect to amendments to the Articles of Incorporation that alter or change the designation, preferences, limitations or relative rights of their respective classes of stock so as to affect them adversely and with respect to such other matters as may require group or class votes under applicable law. Holders of the Common Stock do not have cumulative voting rights in the election of directors or preemptive rights to purchase additional shares of Common Stock, and have no subscription, redemption or conversion rights.

PATRONAGE DISTRIBUTIONS AND ABSENCE OF DIVIDENDS

     No dividends have been, or will be, paid by Alliance on its Common Stock. The Company intends to distribute, however, at least annually, all of its net margins, if any, as patronage distributions to its stockholders on the basis of the quantity or value of business done by the Company with or for each stockholder with respect to pigs sold pursuant to the Pig Purchase Agreements or the Swine Production Services Agreement. The Company's "net margins" for this purpose generally are equal to the Company's net income under generally accepted accounting principles (taxable income prior to September 1, 1997) attributable to patronage sourced business done with or for the Company's members (determined before reduction for patronage distributions paid by the Company). In this regard, the Company will compute its net income separately for each group of members (including successors and permitted assigns) whose shares of the Company's Common Stock originally were issued in connection with the Company's acquisition or development of one or more feeder or weaned pig production units financed in part thereby. A stockholder's share of the Company's net margins will be payable to him or her after the close of each fiscal year. The Company's Board of Directors has the right to pay the patronage distribution in qualified written notices of allocation, non-qualified written notices of allocation, cash or any combination thereof. The written notices of allocation will be issued in the form of Alliance capital credits. The extent of the cash portion of the patronage distributions will be determined annually and will depend upon the Company's financial condition, results of operation, capital commitments and other factors deemed relevant by the Board of Directors. The Company has entered into various loan agreements and other documentation with its existing lender which restrict the Company's ability to pay patronage distributions in cash. See "Description of Business -- Financing" under Item 1. The Company's Board of Directors authorized, with the consent and approval of CoBank, the payment of a $670,167 rebate to its members with respect to feeder pigs sold to such members by Alliance during the fiscal year ended August 31, 1996. The Company does not intend to make any future rebate payments to its members.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. AS USED IN THIS REPORT, THE WORDS "SHOULD," "EXPECT," "ANTICIPATE," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALLIANCE'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT

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

     FISCAL YEARS ENDED AUGUST 31, 1998 AND 1997. Shipments of feeder pigs and weaned pigs were higher for the fiscal year ended August 31, 1998 than in the prior year. Alliance shipped 304,049 feeder pigs and 4,337 weaned pigs during fiscal 1998 compared to 231,598 feeder pigs and no weaned pigs shipped during fiscal 1997, an increase in the number of feeder pigs shipped of approximately 31%. Net sales for the fiscal year ended August 31, 1998 increased to $17,731,585 from $13,669,706 for the prior year, an increase of $4,061,879 or approximately 30%. This increase in volume and sales dollars is primarily due to eight units operating for the fiscal year ended August 31, 1998 versus
six units for the fiscal year ended August 31, 1997.   Net sales
for the fiscal year ended August 31, 1998 consisted of $17,579,963 feeder pig sales and $151,622 weaned pig sales.

     Alliance incurred positive gross margins of $4,351,131 and $2,447,537 for fiscal 1998 and 1997, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to the Company's sale of feeder and weaned pigs to its members. The selling price for Alliance's feeder and weaned pigs is based on, among other things, the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively. For the month ended August 31, 1998, the Company's operating costs at the time pigs were sold (the then current operating costs) exceeded the historical rolling average of operating costs by $1.73 per head sold. For the month ended August 31, 1997, the Company's operating costs at the time pigs were sold (the then current operating costs) were lower than the historical rolling average of operating costs by $1.39 per head sold.

     Sales to Farmland (including sales to Farmland of Yuma Cooperative's share of feeder pigs produced by the Company) for fiscal 1998 and 1997 were $10,251,093 and $7,924,763,
respectively.   The average feeder pig net sales price per head
was $57.82 and $59.02 and the average feeder pig industry market price per head was $35.32 and $56.84 during 1998 and 1997, respectively. The average weaned pig net sales price per head was $34.96 and the average weaned pig industry market price per head was $29.04 during 1998.

     Alliance recorded start-up costs of $1,051,481 and $281,025 relating to the operation of new production facilities during the fiscal years ended August 31, 1998 and 1997, respectively. All of the costs for the fiscal year ended August 31, 1998 and all of the costs for the fiscal year ended August 31, 1997 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.

     Loss on sale of breeding stock was $266,602 for the fiscal year ended August 31, 1998 as compared to a gain of $94,123 for the prior year period. This loss is attributable to an accelerated cull rate during the third and fourth quarter of fiscal 1998, partially offset with the existence of more mature facilities culling animals as compared to an unusually strong market for hogs, and the culling by Alliance of a larger percentage of its herd, which consists of a higher quality of animal. In connection with the repopulation of the Company's Colorado facilities completed in October 1998, Alliance culled all of its DeKalb breeding stock and replaced it with P.I.C. genetics.

     Administrative expenses were $745,400 for the fiscal year ended 1998 compared to $424,565 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $1,389,312 for fiscal 1998 compared to $1,321,984 for fiscal 1997 was incurred in financing the development of the six existing and two new pig production facilities. The increase reflects an increase in outstanding borrowings in fiscal 1998.

     Alliance earned net income of $1,124,403 for the fiscal year ended August 31, 1998 compared to net income of $658,295 for the prior year period. The increased fiscal 1998 net income was attributable to eight units operating as of August 31, 1998 versus six units operating as of August 31, 1997 and improved gross margins resulting from the per pig sales price exceeding operating costs for most of fiscal 1998. This was partially offset by $1,051,481 of start-up expenses related to the development of two pig production facilities. The fiscal 1997 net income was attributable to improved gross margins resulting from the per pig sales price exceeding operating costs, caused in part by improved productivity as well as lower corn prices from fiscal 1996. The selling price for Alliance's feeder and weaned pigs is based on the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively, the debt service financing cost per pig, and a production margin of $4.50 per pig (in the case of feeder pigs) and $0 to $4.50 per pig as determined by the Board of Directors (in the case of weaned pigs). Effective September 1, 1998 this fixed amount per pig of $4.50 for feeder pigs will be changed to $0 to $4.50 per pig as determined by the Board of Directors at its discretion. In addition to operating risks and uncertainties associated with any business, the Company's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.

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

     Alliance's sales for the fiscal year ended August 31, 1996 have been reduced by the accrual of a rebate of $670,167 that was paid to its members with respect to feeder pigs sold to such members by Alliance during such fiscal year. See "Patronage Distributions and Absence of Dividends" under Item 5. Alliance incurred positive gross margins of $2,447,537 and $615,089 for fiscal 1997 and 1996, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to the Company's sale of feeder pigs to its members. The selling price for Alliance's feeder pigs is based on, among other things, the 12-month rolling average of operating costs per pig. For the month ended August 31, 1997, the Company's operating costs at the time pigs were sold (the then current operating costs) were lower than the historical rolling average of operating costs by $1.39 per head sold. For the month ended August 31, 1996, the Company's then current operating costs exceeded the historical rolling average of operating costs by $0.09 per head sold.

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

     Alliance earned net income of $658,295 for the fiscal year ended August 31, 1997 compared to a net loss of $1,343,087 for the prior year period. The fiscal 1997 net income was attributable to improved gross margins resulting from the per pig sales price exceeding operating costs, caused in part by improved productivity as well as lower corn prices from fiscal 1996. The fiscal 1996 loss was attributable to $426,926 of start-up expenses related to the development of two feeder pig production facilities and a loss of $226,738 on the sale of breeding stock. The remaining amount of the 1996 net loss was primarily attributable to then current costs exceeding the rolling average cost that per pig prices were based on, caused in part by high death loss due to herd health issues, as well as rising corn prices. In addition, the Company's operating costs at the time pigs were sold during part of fiscal 1997 and all of fiscal 1996 exceeded the historical rolling average of operating costs from which the selling price for pigs was based. The selling price for Alliance's feeder pigs is based on the 12-month rolling average of operating costs per pig, the debt service financing cost per pig, and a $4.50 per pig production margin. During all of fiscal 1996, however, the Company accrued a $670,167 rebate that was intended to provide each member with a $4.50 payment per pig sold to such member during fiscal 1996; thereby effectively
eliminating the production margin.   There was no accrual of a
rebate during fiscal 1997. In addition to operating risks and uncertainties associated with any business, the Company's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula for feeder pigs that contains a $4.50 production margin.

     LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1998, the Company reported a working capital deficit of $515,960 and total assets of $29,524,555. The Company issued 17 shares of Class A Common Stock in August 1997 for net proceeds of $1,231,584. Alliance used these funds, in combination with $2,110,000 of borrowings through August 31, 1998 for the repayment of a $1,360,000 loan made by Farmland, and for the development, population, and start-up of its second feeder pig facility in Wayne County, Illinois. Alliance issued 36 shares of Class B Common Stock in November 1997 for net proceeds of $2,032,087. Alliance used these funds to repay the balance owed Farmland pursuant to another $1,360,000 loan agreement, and for the development, population, and start-up of one weaned pig facility in Yuma County, Colorado and one in Wayne County, Illinois.

     As of the date of this report, the Company has 119 shares of Class A Common Stock issued and outstanding, 36 shares of Class B Common Stock issued and outstanding, no issued and outstanding shares of Class C Common Stock, and is offering an additional 34 shares of Class A Common Stock, 18 shares of Class B Common Stock and 72 shares of Class C Common Stock to qualified prospective investors. At August 31, 1998, Alliance had $7,001,597 immediately available under its credit facility with CoBank, consisting of $5,014,893 of construction loans and $1,986,704 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of August 31, 1998, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion.
See "Business--Financing" under Item 1. In the opinion of management, these arrangements for debt capital are adequate for Alliance's present operating and capital plans.

     As of August 31, 1998, Alliance has borrowed $966,572 from Farmland. This consists of $333,172 to purchase land for future expansion and $633,400 to begin construction of the 5,000-sow pig production facility in Yuma County, Colorado, prior to receiving the equity from share sales. During the fiscal year ended August 31, 1998, Alliance had capital expenditures of $2,530,837 for construction of its first weaned pig production facility in Yuma County, Colorado, $2,143,082 for its first weaned pig production facility in Wayne County, Illinois, and $490,042 for construction of the 5,000-sow pig production facility in Yuma County, Colorado currently under construction. The remaining capital expenditures were for replacement breeding stock and building construction for the first seven production facilities.

     Major uses of cash during the fiscal year ended August 31, 1998 include $9,269,112 for capital expenditures on new and existing facilities, $1,048,573 decrease in revolving term credit, and $7,480,500 of principal payments on long term debt.
Major sources of cash include $2,032,087 of proceeds, net of offering costs, from the issuance of capital stock, $10,404,276 of proceeds from the issuance of long term debt and $4,151,188 in cash provided by operating activities. The increase in cash provided by operating activities is primarily related to increased earnings and changes in certain working capital items.

     On March 18, 1998, Alliance entered into a new $34,506,700 secured credit facility with CoBank to provide financing for the debt portion of the construction of up to six 2,450-sow weaned and/or feeder pig production facilities, related support facilities and initial breeding stock associated with each unit and to restate and modify the terms and conditions of the existing loan agreements, including the commitments for financing the debt portion of the two 2,450-sow weaned pig production facilities then under construction, along with these units related support facilities, initial breeding stock and capitalized start-up costs. This agreement provides for $26,846,700 of term loans and $7,660,000 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. There is no assurance that additional shares of common stock will be sold and the specified equity investment levels satisfied. Under this new credit facility, proceeds from the construction loan are used for construction of facilities and are advanced by CoBank as construction costs are incurred by Alliance. Proceeds from the term loans and revolving term credit are used to repay the construction loan upon completion of a facility, and for working capital.

     The new credit facility provides for the monthly payment of principal and interest. The existing non-revolving term loans changed from ten year to eight year terms effective August 31, 1998. Each new tranche of non-revolving term credit will be repaid with monthly interest payments and with 97 monthly principal payments of $21,800 for feeder pig facilities and $17,300 for weaned pig facilities to begin 18 months after the initial advance on each new construction loan commitment. The revolving credit facility will mature on August 31, 2010 and will decrease in 40 equal amounts at the end of each of the Company's fiscal quarters based on the amount of available commitment at August 31, 2001.

     Alliance is required to comply with various covenants, including, but not limited to (i) maintaining a total equity to total assets ratio of not less than 0.25 for the period ending August 31, 1998, and thereafter 0.35 ratio of total equity to total assets, (ii) maintaining a debt service coverage ratio of not less than 1.00 (calculated as average annual cash flow divided by current debt), (iii) restrictions on the occurrence of additional indebtedness. As of August 31, 1998, Alliance was in compliance with all covenants. Alliance may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until Alliance meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of August 31, 1998, substantially all assets of Alliance were pledged to CoBank.

     INCOME TAXES. The Company operates as a cooperative that is not exempt from federal income taxes and, therefore, is subject to taxes on all income not paid or allocated to members.
Deferred income taxes have not been provided because virtually all sales since inception have been to members and virtually all future sales are anticipated to be to members. For the years ended August 31, 1998 and 1997, Alliance has not provided income taxes, as member-sourced losses incurred in prior years have been carried forward to offset member-sourced income in 1998 and 1997. At August 31, 1998, Alliance has member-sourced loss carryforwards amounting to $2,874,000 available to offset future member-sourced taxable income and $3,905,000 available to offset future patronage refunds.

     Patronage refunds for reinvestment for the year ended August
31, 1998 represent nonqualified written notices of allocation which are deductible by Alliance for Federal income tax purposes upon redemption of the equities issued.

     INFLATION. Inflation is believed to have a relatively minor impact on the operations of the Company. While certain costs, such as salaries, are affected by inflation, the Company believes that the factors which most affect its results of operations are the cost of feed and other inputs and the productivity of the breeding stock herd which are each influenced by a variety of factors. Further, the Company will sell its feeder and weaned pig production under terms which cause the sales price of pigs to be adjusted for changes in the cost of production per unit, including increases in costs caused by inflation. The precise impact of inflation on the Company's costs is not readily ascertainable.

     RECENT ACCOUNTING PRONOUNCEMENTS.  In June 1997, the
Financial Accounting Standards Board ("FASB") issued SFAS No.
130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of items that may affect shareholder equity but are not components of reported net income.
 SFAS No. 130 is effective for the first quarter of fiscal 1999. The Company currently has no items constituting other comprehensive income.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement supersedes and expands on the segment disclosure requirements of SFAS No. 14. The statement requires certain financial disclosures about business segments. The definition of business segments has been changed from an
industry definition to that of a management definition.   SFAS
No. 131 is effective August 31, 1999. It is not expected that the statement will have an effect on the Company's financial reporting.

     In February 1998, the FASB issued SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits".
SFAS No. 132 is effective August 31, 1999. The statement will not effect the Company's financial reporting.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters beginning after June 15, 1999. The Company currently has no derivative instruments subject to SFAS No. 133.

     YEAR 2000. The Company has completed an assessment of the changes needed to make its financial system, operational system and equipment year 2000 compliant. A plan has been developed to implement such changes. Researching, selecting and purchasing a software application that will meet the financial and reporting needs of the Company and that is year 2000 compliant are expected to be completed by late 1998. Installation, testing and training are anticipated to occur in early 1999. The cost of replacement software is anticipated to be approximately $20,000. Currently, the Company is reviewing the non-information technology related systems. At this time, no equipment that is date sensitive has been identified. The time frame and cost associated with becoming year 2000 compliant is based on management's best estimates, although no assurances can be given in this regard. The Company intends to evaluate its reliance on third parties to determine and minimize the extent to which its operations may be dependent on such third parties to remediate year 2000 issues in their systems. In addition, as systems are tested the Company intends to develop a contingency backup plan for systems which exhibit possible year 2000 problems.

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

     EARLY STAGE OF DEVELOPMENT. The Company was formed in May, 1994 (with its predecessor, Yuma LLC, being formed in October, 1991) and is at an early stage of development. Although the Company has been engaged in the production of feeder pigs since July 1994 (which process includes the production of weaned pigs), the Company has not engaged at all in the production of weaned pigs for sale until 1998. The Company is subject to all of the risks inherent in the establishment of a new business and the operation of a business generally, including the need for substantial capital to support its facilities development efforts, the need to attract and retain qualified personnel and experienced management, the risks related to facility location and construction, changes in market conditions and costs, competition, inflation, production efficiency, quality control, herd health, environmental and other governmental laws and regulations, and the other risks described in this Report. There can be no assurance that the Company successfully will implement its business plan to develop additional feeder pig production facilities and weaned pig production facilities and realize any significant economies of scale or that the feeder pigs and weaned pigs, as the case may be, to be raised at such facilities will be made available to Alliance's stockholders under the Pig Purchase Agreements in quantities which are sufficient to meet the requirements of such stockholders and at prices that are less than otherwise could be obtained from other sources.

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

     HERD HEALTH. The health of the breeding herd and pigs produced by the Company can greatly impact, and has greatly impacted, the profitability of the Company. In the event that the Company's breeding herd or feeder or weaned pig population contracts a disease causing diminished breeding stock productivity, or extreme mortality and morbidity, the Company will face substantial cost or loss and its operating results will be adversely affected. In addition, herd health problems could result in an increase in the price for pigs under the Pig Purchase Agreements as well as a reduction in the pigs available for purchase by stockholders under said Agreements. The Company and its members have suffered the consequences referred to in this paragraph as a result of herd health problems. Although the Company's facilities have been designed in an attempt to allow for disease separation between the facilities, large numbers of animals will be raised together and may be vulnerable to disease. No assurance can be given that the Company will be able to avoid herd health problems. See "Business--Pig Purchase Agreement" under Item 1.

     VOLATILE INPUT COSTS. Because the cost of feed and other supplies constitute a substantial portion of the cost of producing a feeder or weaned pig, the Company's profitability is extremely sensitive to changes in the cost of such inputs. These costs are subject to substantial fluctuations based upon regional and seasonal availability and demand, including those attributable to crop conditions, weather and other factors. A substantial increase in the cost of these inputs, or a substantial decline in the availability of these inputs, could materially adversely affect the performance of the Company and result in the price for pigs under the Pig Purchase Agreements being higher than otherwise could be obtained from other sources. In this regard, the Company's average net sales price for its pigs exceeded the average industry market price for pigs for the 1995, 1996, 1997 and 1998 fiscal years. Moreover, the Company's operating results are dependent upon the sale price paid to the Company for feeder or weaned pigs, which in turn is or will be determined in part based on the five month (changed from 12 months effective September 1, 1998 with respect to feeder pigs) historical rolling average of operating costs incurred by the Company in producing feeder pigs and weaned pigs, as the case may be. In addition, the fixed amount of $4.50 per pig, with respect to feeder pigs, that was part of the contractual sales price prior to September 1, 1998 has been changed to $0 to $4.50 per pig as determined by the Board of Directors in its discretion effective September 1, 1998. Actual changes in the sale price of feeder and weaned pigs therefore will lag changes in the related operating costs and may adversely affect Alliance's operating results, particularly in the event of sudden movements, or continual increases, in such operating costs. See "Business-- Purchase of Feed and Other Inputs" and "--Pig Purchase Agreement " under Item 1.

     ADEQUATE WATER SUPPLY. The Company's operations are dependent upon the availability of an ample supply of pure water at reasonable cost. Although the Company has obtained the necessary commercial water well permits to obtain the water necessary to conduct its current operations in Colorado, the Company has been advised that it will be unable to obtain any new commercial well permits in Colorado. Accordingly, the Company has found it necessary in Colorado to obtain the water necessary for its operations through the purchase of more expensive, irrigated land or other real property already having the necessary commercial well permits. No assurance can be given that the Company will be able to obtain the water permits necessary to enable it to expand its operations in Colorado, Illinois or other locations selected by the Company. The Company's inability to obtain the necessary water well permits for the expansion of its operations could have a material adverse effect on the Company's business.

     OBLIGATION TO PURCHASE PIGS. Each member of the Company owning one or more shares of Common Stock has entered into a Pig Purchase Agreement, pursuant to which each member owning Class A Common Stock is obligated to purchase his or her proportionate share of the Company's feeder pig production for an initial term of ten years and, unless earlier terminated by the member, for succeeding one year renewal terms, and each member owning Class B Common Stock or Class C Common Stock, as the case may be, is obligated to purchase his or her proportionate share of the Company's weaned pig production that is to be sold to members as weaned pigs for an initial term of ten years and, unless earlier terminated by the member, for succeeding one year renewal terms.
In each such case, pigs will be made available to members of the Company on a rotating schedule determined and implemented by the Company, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate ownership interest in the Company's outstanding Class A Common Stock, with respect to feeder pigs, the member's proportionate ownership interest in the Company's outstanding
Class B Common Stock or Class C Common Stock, as the case may be, with respect to weaned pigs, and the actual production of Qualifying Pigs from the Company's facilities. No assurance can be given that the availability of feeder or weaned pigs to members will coincide with the member's needs or capacity to take delivery.

     The purchase price for feeder and weaned pigs is established pursuant to a formula consisting of the sum of the following factors: the financing cost per pig, the operating cost per pig, and a production margin of $0 to $4.50 per pig (changed from $4.50 effective September 1, 1998 with respect to feeder pigs) as determined by the Board of Directors in its discretion (all as defined in the Pig Purchase Agreement). The Company believes the effect of such pricing is to shift the risks of increasing production costs and lower market prices for pigs from the Company and to the member. No assurance can be given that the price for feeder and weaned pigs under the Pig Purchase Agreement will be less than otherwise could be obtained from other sources. Indeed, for the 1995, 1996, 1997 and 1998 fiscal years, the Company's average net sales price for its pigs exceeded the average industry market price. Among other factors, a substantial increase in operating costs, including the costs of feed and other supplies and the costs associated with diminished breeding stock health or productivity, or extreme mortality and morbidity, could result in a higher price to be paid by members for feeder and weaned pigs than otherwise could be obtained from other sources. Moreover, the prevailing market price for feeder and weaned pigs could decline below the price to be paid for pigs under the Pig Purchase Agreement. See "Business-- Pig Purchase Agreement" under Item 1.

     UNPURCHASED AND EXCESS PIGS. Each member of Alliance owning one or more shares of Common Stock has entered into a Pig Purchase Agreement, pursuant to which each member owning Class A Common Stock is obligated to purchase his or her proportionate share of Alliance's feeder pig production, and each member owning Class B Common Stock or Class C Common Stock, as the case may be, is obligated to purchase his or her proportionate share (based on the investor's proportionate ownership interest in the Company's outstanding Class B Common Stock or Class C Common Stock, as the case may be) of the Company's weaned pig production that is to be sold to members of the Company as weaned pigs. The failure of the Company's stockholders to purchase their respective share of the Company's pig production could materially adversely affect the performance of the Company. In the event that one or more stockholders fail to purchase their respective share of the Company's pig production, it will be necessary for the Company to find alternate purchasers for its unpurchased pigs. In addition, it also may be necessary to find alternate purchasers to the extent the Company's production of feeder pigs exceeds two and seven-tenths (2.7) lots per share of Class A Common Stock on a prospective rolling 12-month basis, to the extent the Company's production of weaned pigs for sale to investors owning Class B Common Stock exceeds two and seven-tenths (2.7) lots per share of Class B Common Stock on a prospective rolling 12-month basis or to the extent the Company's production of weaned pigs for sale to investors owning Class C Common Stock exceeds two and one-tenth (2.1) lots per share of Class C Common Stock on a prospective rolling 12-month basis. Stockholders will not be obligated under the Pig Purchase Agreement to purchase their proportionate share of such excess production. Although the Company has agreed to provide Farmland the first opportunity to purchase feeder and weaned pigs that stockholders have failed to purchase and any excess feeder and weaned pig production during the five year period ending July 13, 1999, no assurances can be given that Farmland will exercise its option to purchase any such excess pigs. In addition, no assurances can be given that alternate purchasers will be available, or that any such alternate purchasers will agree to purchase feeder or weaned pigs upon terms as favorable to the Company as those contained in the Pig Purchase Agreement. To the extent that unpurchased feeder or weaned pigs are sold to alternate purchasers at prices less than would have been obtained under such Agreements, the price for feeder or weaned pigs to stockholders may increase. See "Business--Pig Purchase Agreement " under Item 1 and "Certain Relationships and Related Transactions--Farmland" under Item 12.

     LOSSES ASSOCIATED WITH START-UP. The Company was formed recently and has a limited history of operations. The development of feeder and weaned pig production facilities entails substantial up front expenditures for the purchase of real estate, the construction of the facilities, and the acquisition of breeding stock and for working capital during the initial start-up period for each new facility. As a result, the Company anticipates that the development of feeder and weaned pig production facilities likely will result in the Company's continued incurrence of losses. There can be no assurance that the Company will become profitable after it ceases facilities development activities.

     SUBSTANTIAL INDEBTEDNESS.  The Company is highly leveraged.
The degree to which the Company is and will be leveraged could have an adverse impact on the Company, including (i) increased vulnerability to adverse general economic and market conditions,
(ii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes, and (iii) dedication of a significant portion of cash provided by operating activities to the payment of debt obligations and thereby reducing funds available for operations or distribution. The Company's ability to make required debt service payments in the future will be dependent upon the Company's operating results, which are subject to financial, economic and other factors affecting the Company, many of which are beyond its control. Moreover, such operating results are dependent upon the sale price paid to the Company for feeder pigs and weaned pigs, which in turn is determined in part based on the five month (changed from 12 months effective September 1, 1998 with respect to feeder pigs) historical rolling average of operating costs incurred by the Company in producing such pigs.
Actual changes in the sale price of feeder and weaned pigs therefore will lag changes in the related operating costs and may affect the Company's ability to timely make required debt service payments. No assurance can be given that the Company will be able to make required debt service payments. No person has agreed to guarantee the obligation of the Company to make timely debt service payments. See "Business-- Pig Purchase Agreement " under Item 1.

     ASSETS SECURING DEBT; CREDIT AGREEMENT RESTRICTIONS. The Company entered into various loan agreements and other documentation with the Company's existing lender, CoBank. Pursuant to such loan documentation, the Company has been, and anticipates that it will be, required to grant liens on substantially all of its properties and assets to CoBank and to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of minimum levels of working capital, (ii) restrictions on the incurrence of additional indebtedness, (iii) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (iv) restrictions on the declaration and payment of dividends or patronage distributions. There can be no assurance that the Company will be able to achieve and maintain compliance with the prescribed covenants of such loan documentation. The Company has successfully sought and received consents, waivers and amendments to its loan documentation on various occasions. If further consents, waivers or amendments are requested by the Company there can be no assurance that the Company's lender will again grant such requests. The failure to obtain any such consents, waivers or amendments would reduce the Company's flexibility to respond to adverse industry conditions and could have a material adverse effect on the Company's results of operations, financial condition and business. If an event of default occurs under the Company's loan documentation, the lender will have the right to foreclose upon collateral pledged by the Company. In addition, the terms of the Company's financing with CoBank might adversely affect the ability of the Company to obtain additional financing for any future expansion efforts, including the development of feeder or weaned pig production facilities. No person has agreed to guarantee the obligation of the Company to make timely debt service payments.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING.
The Company is and will be subject to the risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest and the risk that indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the original indebtedness and thereby increasing the cost to stockholders of feeder or weaned pigs made available under the Pig Purchase Agreement. As of August 31, 1998, the Company had a working capital deficit of $515,960. The Company anticipates that it will be required to raise additional capital in order to further expand its operations. Such capital may be raised through additional private or public financings, as well as collaborative relationships, borrowings and other available sources. If the Company needs to raise additional funds, there can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail a portion of its planned operations.

     COMPETITION. Many of the Company's existing or potential competitors may have substantially greater financial, technical and personnel resources than the Company. There can be no assurance that the Company's competitors will not be more successful than the Company in developing and improving pork production technologies and raising consistent high quality feeder and weaned pigs that are more economical to raise than any which may be developed or raised by the Company. Moreover, as additional competitors commence operations, the supply of feeder or weaned pigs may exceed demand and result in a downward pressure on the prevailing market prices for such pigs. Under the Pig Purchase Agreement each member is obligated to purchase his proportionate share of the Company's feeder or weaned pig production based in large part on the Company's cost of production. Accordingly, if the Company is not successful in developing and improving pork production technologies relative to its competitors or if the prevailing market prices for feeder or weaned pigs decline below those applicable under such Agreements, each member may be obligated to purchase his proportionate share of the Company's feeder or weaned pig production at a price higher than could be available from other sources. The Company's ability to achieve or maintain cost competitive feeder or weaned pig production operations on an ongoing basis may depend on its ability to raise additional capital, which may not then be available on acceptable terms, if at all. See "Business--
Business Environment," "-- Competition" and "-- Pig Purchase
Agreement " under Item 1.

     ANTI-CORPORATE FARMING SENTIMENT. The development of large corporate farming operations and concentration of hog production in larger-scale facilities, such as those of the Company, has increased dramatically over the last decade. This development has engendered opposition from residents of Colorado, Illinois and other states in which the Company conducts, or may conduct, its business operations. Such opposition may reflect various concerns, including concerns about pollution and effluent emissions, excessive water use, offensive odor, humane treatment of animals and the perceived threat to small farmers and the family farm. To the extent that public opposition is expressed with respect to large corporate farming operations such as those of the Company, national, state or local laws restricting their operations may be and have been enacted in response, legal proceedings may be instituted to obtain monetary awards, injunctive orders or other legal or equitable remedies, potential employees may be dissuaded from accepting a position with such corporate farming operators, property owners may be reluctant to sell parcels to such corporate farming operators, or other consequences may result that could have a material adverse effect on the Company and its business. No assurances can be given that public opposition will not result in the occurrence of any one or more of such adverse consequences. See "Recent Development-- Colorado Regulation of Commercial Swine Operations," "Business-- Business Environment" and "--Water Disposal and Environmental Matters" under Item 1.

     EXPANSION. The development and successful operation of each new facility depends on various factors, including the availability of suitable sites, regulatory compliance, the ability to meet construction schedules, the capabilities of the Company's contractors, the ability to maintain facility construction costs within original estimates, the ability of the Company to manage its anticipated expansion generally and to hire and train qualified personnel, and general economic and business conditions. Many of the foregoing factors are not within the control of the Company or its contractors, and therefore no assurance can be given that the Company's expansion objectives and goals will be successfully implemented.

     CONTROL BY CURRENT STOCKHOLDERS; DISPARATE VOTING RIGHTS; POTENTIAL CONFLICTS OF INTEREST. As of the date of this report, Farmland, Yuma Cooperative, Corn Plus II, L.C. and Welkco, L.L.C. collectively own 74 shares of the Company's Class A Common Stock and 22 shares of the Company's Class B Common Stock, which together constitutes approximately 61.9% of the combined voting power of the outstanding shares of the Company Common Stock. Although no one cooperative association stockholder is permitted to vote shares of Common Stock representing 25% or more of the shares outstanding during any period in which the Company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as the Company's current lender), the above-named stockholders could exercise a significant degree of influence or control over the Company with respect to the election of directors and other matters if they, or several of them, agree to vote together on such matters. See "Security Ownership of Certain Beneficial Owners and Management" under Item 11.

     On all matters submitted to a vote of the Company's stockholders, holders of Class A Common Stock and holders of Class B Common Stock each are entitled to one vote per share while holders of Class C Common Stock are entitled to three-fourths of one vote per share. See "Market for Common Equity and Related Stockholder Matters" under Item 5.

     The Company has contracted with Farmland and Yuma Cooperative for the provision of certain requirements of the Company, including the supply of feed and other inputs, breeding stock, and administrative services. The Company's agreements with Farmland and Yuma Cooperative may be modified in the future and the Company may enter into additional agreements or transactions with Farmland and Yuma Cooperative. Farmland, through its various business divisions, subsidiaries and affiliates, is engaged in the production of livestock elsewhere, in the sale of the above described supplies and services to other parties, and in the slaughter and processing of hogs. Farmland may have conflicting interests in the provision of such services to the Company in light of its other business activities. Similarly, Yuma Cooperative also may have conflicting interests in the provision of goods and services to the Company. See "Certain Relationships and Related Transactions" under Item 12.

     ATTRACTION AND RETENTION OF EMPLOYEES. The Company is dependent on members of its management and facilities operations personnel, the loss of whose services might adversely affect the achievement and success of its planned expansion activities. In addition, attracting and retaining qualified facilities operations personnel is important to the Company's success. The inability to acquire and retain the services of such management and facilities operations personnel could have a material adverse effect on the Company's operations and significantly impact its prospects for success. Although the Company has contracted with Farmland and others to provide certain managerial, administrative and other services, the Company can give no assurance that it will be able to attract and retain the personnel it needs on acceptable terms.

     DISTRIBUTIONS AND DIVIDENDS. No dividends will be paid by the Company on its Common Stock. Although in the past the Company has authorized the payment of cash rebates to its members with respect to feeder pigs sold by the Company to such members, the Company does not intend to authorize any future rebate payments. The Company, however, intends to make annual patronage distributions of its net margins, if any, to its members on the basis of the quantity or value of business done by the Company with or for the member-patrons. Such patronage distributions may be paid in cash, written notices of allocation, whether qualified or non-qualified, or a combination thereof, as determined by the Company's Board of Directors in its sole discretion. The Company has entered into various loan agreements and other documentation with its existing lender which restrict the Company's ability to pay patronage distributions in cash.

     GOVERNMENT REGULATION. The Company is subject to various federal, state and local government regulations, including those restricting certain types of investor-owned livestock production operations and those concerning the environment, occupational safety and health, and zoning. While the Company attempts to monitor all aspects of its regulatory compliance responsibilities, there can be no assurance that it will satisfy all applicable governmental regulations or obtain all required approvals. Failure to comply with applicable regulations can, among other things, result in fines, suspensions of regulatory approvals, operating restrictions, and criminal prosecution. Changes in or additions to applicable regulations also could adversely affect the Company and its business. In this regard, in November 1998 Colorado voters adopted amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations which may have material and adverse consequences to the Company and its business. See "Recent Development--Colorado Regulation of Commercial Swine Operations," "Business--Government Regulation" and "--Waste Disposal and Environmental Matter" under Item 1.

     YEAR 2000. The Company has made an assessment of its key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues or difficulties related to the Year 2000. Furthermore, the financial impact of making systems changes is not expected to be material to the Company's financial position, results of operations or cash flows, although no assurances can be given in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

     ADDITIONAL FACTORS. Additional risk and uncertainties that may affect future results of operations, financial condition or business of the Company include, but are not limited to: the effect of economic and industry conditions on prices for the Company's feeder and weaned pigs and its cost structure; the ability to keep pace with technological change timely and cost-effectively and to provide better service and remain competitive; adverse publicity, news coverage by the media, or negative reports by industry analysts regarding the Company or its feeder or weaned pigs which may have the effect of reducing the reputation and goodwill of the Company; and the ability to attract and retain capital for growth and operations on competitive terms.

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

                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The names of the current directors and executive officers of the Company (and all persons nominated or chosen to become such as of the date of this report), their ages and present positions and offices with the Company are as follows:

     Name                Age       Position and Offices Held

     Wayne N. Snyder     54        Chairman of the Board,
                                   President and Director

     Doug Brown          40        Treasurer, Secretary and
                                   Director

     Merl A. Daniel      53        Director

     Loren Keppy         37        Director

     Larry Welsh         45        Director

     Set forth below is a description of the business experience of each director and executive officer of the Company.

     Wayne N. Snyder has served as Chairman of the Board, President and Director of the Company since its formation in May 1994, and has served as General Manager of Yuma LLC, the Company's predecessor, from October 1991 to July 1994. Mr. Snyder has served as Vice President of Livestock Production for Farmland since July 1997 and as Director of Livestock Production for Farmland from 1989 to June 1997. In his present capacity, he is responsible for all activities of Farmland's livestock production department. His professional career includes over 20 years of experience with Farmland in a variety of positions, including Regional Manager and Vice President -- Sales.

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

     Merl A. Daniel has served as a Director of the Company since March 1995. Mr. Daniel has been employed by Farmland since 1968, and has served in his present capacity of Vice President and Controller for Farmland since July 1992. From October 1990 to July 1992, he served as Farmland's Director MIS, Operations and Technical Support, in which capacity he managed Farmland's computer operations. Prior to October 1990, Mr. Daniel served Farmland in a variety of other capacities.

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

     Larry Welsh has served as a Director of the Company since November 1997. Mr. Welsh has engaged in farming since 1976 through family partnerships with 1,100 acres of crops. Mr. Welsh serves as President of Welkco, L.L.C., a family-owned hog enterprise capable of finishing 50,000 market hogs per year as a member of Effingham Equity Cooperative. He has a Bachelor of Science degree in Mechanical Technology and Business Administration from Indiana State University.

     Officers are elected annually by the Board of Directors and serve until their respective successors are duly elected and qualified. The Company's Board of Directors currently consists of five directors: Messrs. Snyder, Brown, Daniel, Keppy and Welsh. The members of the Board of Directors are elected for one year terms expiring at the annual meeting of stockholders or until their respective successors are duly elected and qualified, unless sooner removed or disqualified. The Company's Articles of Incorporation and Bylaws provide that at least a majority of the directors constituting the Board of Directors shall be, and less than a majority of the directors need not be, members or duly authorized representatives of members of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     With respect to any company having a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), Section 16(a) of the Exchange Act requires the directors, executive officers and persons who own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of the Company. During the fiscal year ended August 31, 1998, the Company did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, no Section 16(a) filing requirements were applicable to its directors, executive officers and greater than 10% shareholders during such year with respect to the Company's equity securities.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     No compensation has been awarded, earned by or paid to Wayne
N. Snyder, the chief executive officer of the Company, by the Company for services rendered to the Company as such during the period from the Company's organization on May 3, 1994 through August 31, 1998. Mr. Snyder is employed by Farmland, which has agreed to provide certain administrative, advisory and consulting services to the Company under the terms of a Swine Production Services Agreement. No executive officer of the Company at August 31, 1998 was awarded, earned or was paid compensation in excess of $100,000 for services rendered to the Company as such during the fiscal year ended August 31, 1998. See "Directors and Executive Officers" under Item 9 and "Certain Relationships and Related Transactions" under Item 12.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth certain information as of August 31, 1998 regarding the beneficial ownership of Class A Common Stock and Class B Common Stock by each person known to the Board of Directors to own beneficially 5% or more of the Company's capital stock, by each director and executive officer of the Company owning any shares of the Company's capital stock, and by all directors and executive officers of the Company as a group. As of that date, no shares of Class C Common Stock were outstanding. All information with respect to beneficial ownership has been furnished by the respective stockholders.

NAME AND ADDRESS OF  AMOUNT AND NATURE OF     PERCENT OF CLASS A
BENEFICIAL OWNER     BENEFICIAL OWNER(1)      COMMON OUTSTANDING
                      CLASS A   CLASS B     CLASS A   CLASS B    ALL
                      COMMON    COMMON      COMMON    COMMON  CLASSES

Farmland Industries,     52        4         43.7%     11.1%     36.1%
 Inc. /2/
3315 North Oak
 Trafficway
Kansas City, MO 64116

Yuma Farmers Milling     12        --        10.1%     --         7.7%
 and Mercantile
 Cooperative Company/3/
101 South Detroit
Yuma, CO  80759

Corn Plus II, L.C./3/    10        --         8.4%     --         6.5%
212 North Agora Street
Marathon, IA  50565

Larry Welsh/Welkco,      --        18          --     50.0%     11.6%
 L.L.C. /3//4/
21101 East 1950 Road
Marshall, IL 62441

Loren Keppy              1         --         0.8%     --         0.6%
21641 First Avenue
Durant, IA  52747

All directors and        1         18         0.8%     50.0%     12.3%
 executive officers
 as a group
_________________

/1/ Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 119 shares of Class A Common Stock and 36 shares of Class B Common Stock outstanding.

/2/ The voting and disposition of the shares of Class A Common Stock and Class B Common Stock held by Farmland are subject to the discretion of the board of Directors of Farmland. Pursuant to the Company's Articles of Incorporation, Farmland is prohibited from voting shares of Common Stock representing 25% or more of the shares outstanding during any period in which the Company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as the Company's current lender). As of August 31, 1998, the Company had borrowed funds from such a lender. See "Description of Business -- Financing" under Item 1 and "Holders" under
     Item 5.

/3/ The voting and disposition of the shares of Class A Common Stock and Class B Common Stock held by these beneficial owners are subject to the discretion of the Board of Directors (Manager in the case of Corn Plus II, L.C.) of the applicable beneficial owner.

/4/ Includes 18 shares of Class B Common Stock held by Welkco, L.L.C. Mr. Welsh is President and one of the two largest members of Welkco, L.L.C., and therefore may be deemed to be the indirect beneficial owner of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

GENERAL

     As of August 31, 1998, Farmland and Yuma Cooperative owned approximately 36.1% and 7.7%, respectively, of the outstanding
Common Stock of the Company. In connection with the formation of the Company as a Colorado cooperative association on May 3, 1994, one share of the Company's Class A Common Stock was issued to Farmland for the purchase price of $100. On July 13, 1994, the Company acquired the entire equity ownership rights and interests in Yuma LLC, a Colorado limited liability corporation in which Farmland and Yuma Cooperative owned approximately 71.5% and 28.5%, respectively, of the outstanding equity interests. In exchange for their respective equity interests in Yuma LLC, Farmland and Yuma Cooperative were issued 30 shares and 12 shares, respectively, of the Company's Class A Common Stock.
Yuma LLC thereupon was dissolved and liquidated and its assets and liabilities were assigned to and assumed by Alliance. As of the date of this report, the Company has consummated its issuance and sale to Farmland of additional shares of Alliance capital stock. The Company has entered into various contractual arrangements with both Farmland and Yuma Cooperative for the provision of specific goods and services. All future transactions between the Company and its officers, directors, employees and affiliates, including Farmland and Yuma
Cooperative, will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. All such transactions will be subject to the approval of a majority of the independent outside members of the Board of Directors who do not have an interest in the transactions. See Item 11.

FARMLAND

     Farmland is a Kansas cooperative association engaged in regional farm supply and marketing operations, including the processing and marketing of pork and beef. Farmland's livestock production department is directly engaged in the production of feeder pigs and finished hogs through contractual arrangements with independent producers, the ownership of pig production operations in joint venture with both agricultural cooperatives and independent producers, as well as other activities including the operation of feeder pig brokerage services. Wayne N. Snyder and Merl Daniel each are employed by Farmland and presently serve as directors or executive officers of the Company.

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

     Farmland has agreed to assist the Company in acquiring the necessary management and labor to adequately staff and operate the Company's pig production facilities. The Company will cause the new pig production facilities to be constructed, provide initial and replacement breeding stock purchased from Farmland or other sources which, under normal circumstances, will be sufficient to keep the facilities in full production and provide adequate record keeping to allow Farmland to provide the accounting and reporting functions required of it under the Swine Production Services Agreement. Finally, the Company will grant Farmland reasonable access to the facilities, in accordance with good bio-security practices, to allow Farmland to provide its required services. Farmland will be paid one dollar ($1.00) for each feeder or weaned pig sold by the Company as partial compensation for Farmland's duties under the agreement. Such amount is subject to adjustment annually commensurate with, and based upon, changes in the Consumer Price Index. For the years ended August 31, 1998 and 1997, the Company paid Farmland a total of $344,269 and $250,967, respectively, for its provision of administrative, advisory and consulting services pursuant to the Swine Production Services Agreement. Farmland also may provide a significant portion of the feed ingredients, nutritional supplements and animal health supplies required by the Company at Farmland's customary rates. For the years ended August 31, 1998 and 1997, the Company purchased $207,518 and $638,730, respectively, of feed ingredients, nutritional supplements and animal health supplies from Farmland.

     Farmland will purchase from the Company gilts produced by the Company for purposes of finishing for use as breeding stock by the Company, subject to available finishing capacity of Farmland. Upon completion of such finishing, Farmland will resell to the Company all such gilts that survive finishing by Farmland. The purchase price to be paid by Farmland to the Company for gilts will be based on the purchase price specified in the Pig Purchase Agreement between Farmland and the Company or, if no such agreement is then in effect, the purchase price specified in the most recent effective Pig Purchase Agreement between Farmland and the Company. The purchase price to be paid by the Company to Farmland for finished gilts will be based upon the prevailing market price of hogs at the time of purchase, plus any royalty fees payable by Farmland and a handling fee of $10.00 per gilt. For the years ended August 31, 1998 and 1997, the Company purchased finished gilts from Farmland at an aggregate price of $3,355,357 and $2,367,524, respectively. In the event that the Company does not purchase any such finished gilts, Farmland may either market such gilts for slaughter or retain such gilts for use as breeding stock. Farmland has agreed to pay a $10.00 per head fee to the Company for any such finished gilts
that are retained by Farmland for use as breeding stock.   For
the years ended August 31, 1998 and 1997, Farmland paid $34,810 and $123,620, respectively, of such fees to the Company.

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

     In the Swine Production Services Agreement, the Company has granted Farmland an option during the term of the Agreement (and in no event less than the five-year period ending July 13, 1999) to purchase (a) excess feeder pigs and weaned pigs produced by the Company at the price per pig equal to the average price per pig paid by stockholders under Pig Purchase Agreement for the then immediately preceding month, and (b) feeder pigs and weaned pigs that a stockholder has failed to purchase under such stockholder's Pig Purchase Agreement at the price per pig determined pursuant to such Agreement. The Company also has granted Farmland an option to purchase any shares of Common Stock reacquired by the Company.

     Pig Purchase Agreements. As a member of the Company, Farmland has contracted with the Company to purchase a share of the feeder and weaned pigs to be produced by the Company under the same terms required of the Company's other members. Commencing on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Pig Purchase Agreement with the Company's existing members (other than Farmland and Yuma Cooperative), the price paid by Farmland for pigs has been under terms comparable to those applicable to the Company's other members. For the years ended August 31, 1998 and 1997, Farmland purchased feeder pigs from the Company (including Yuma Cooperative's share of feeder pigs produced by the Company) at an aggregate price of $10,251,093 and $7,924,763, respectively. Finally, the Company has agreed to provide Farmland the first opportunity to purchase any feeder pigs and weaned pigs produced by the Company in excess of the Company's supply commitments to other members or that other members have failed to purchase during the term of the Swine Production Services Agreement (and in no event less than the five-year period ending July 13, 1999). The Company intends to cause any such excess production of weaned pigs, however, to be retained by the Company for development into feeder pigs. See "Description of Business--Pig Purchase Agreement " under Item 1.

     Real Estate Loans. Between September and December 1995, the Company purchased approximately 1,000 acres of real property in Yuma County, Colorado, upon which the Company has developed one production facility and holds the remaining acreage for the development of additional production facilities (the "Additional Colorado Property"). The acquisition cost of this Additional Colorado Property was approximately $760,000. The Company obtained funding for the purchase of the Additional Colorado Property from the proceeds of a loan obtained from Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for the amortization of the loan over a ten-year period, at a variable rate equal to CoBank's prime rate. As of August 31, 1998, CoBank's prime rate was 8.50%. The payment schedule of the promissory note requires that the Company make interest-only payments for the life of the loan, with a final balloon payment of the principal at the expiration of the ten-year term. To secure the obligations of the promissory note, the Company has agreed to execute a deed of trust in favor of Farmland covering all of the Additional Colorado Property, which deed of trust is second in priority to that of CoBank with respect to the production facility constructed thereon. See "Description of Property" under Item 2.

     In November 1996, the Company exercised its rights under an option contract to acquire an approximately 90 acre tract of real property in Wayne County, Illinois, including 45 acres (the "45 Acre Tract") on which the Company has commenced development activities with respect to a second Illinois sow production facility. The Company obtained funding for the purchase of the 45 Acre Tract, and subsequent development of a feeder pig facility, from the proceeds of a $1,360,000 loan provided by Farmland. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. This loan was repaid by Alliance in full in August 1997, and the promissory note has been canceled. In November 1997, the Company obtained a second loan of $1,360,000 from Farmland to provide for additional facilities expansion. In conjunction with this loan, the Company delivered to Farmland a promissory note evidencing the debt providing for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25% This loan was repaid by the Company in full in November 1997, and the promissory note has been canceled. In May 1998, the Company obtained a $2,160,000 loan from Farmland to provide for the development of a 5,000-sow pig production facility in Yuma
County, Colorado.    In conjunction with this loan, the Company
delivered to Farmland a promissory note evidencing the debt providing for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. The payment schedule for the Farmland loan requires the Company to make interest-only payments for the life of the loan, with a balloon payment of one-half of the principal and interest to be made upon the Company's issuance and sale of a minimum block of 17 shares of Class A Common Stock or 18 shares of Class B Common Stock. The remaining principal and interest is payable upon the Company's issuance and sale of a second minimum block of shares. To the extent that there remains any unpaid amount owed under this loan as of the May 1, 2008 maturity date, the entire loan is then payable in full. See "Description of Property" under Item 2.

     Pig Producers I, L.P. Farmland holds a 12.5% interest in Pig Producers I, L.P. ("Pig Producers"), a limited partnership engaged in the production of feeder pigs from a 2,450-sow feeder pig production facility located in Yuma County, Colorado. The Company has assigned approximately 14 employees of its employees to perform various facilities operation services for Pig Producers. Pig Producers reimburses the Company for all wages, benefits and other costs attributable to these Alliance employees. From time to time, the Company and Pig Producers also engage in various commercial transactions related to the sale of genetic stock, breeding stock, feed ingredients and animal health supplies.

     Colorado Repopulation. In connection with the repopulation of the Company's feeder pig production facilities located in Yuma County, Colorado, the Company arranged for the finishing of new breeding sows on facilities of independent producers. In this regard, Alliance has contracted with Farmland for the use of facilities as to which Farmland has acquired rights from the owners of such facilities. During the approximately 14 months that Alliance used such facilities, Alliance had approximately 9,240 pig spaces available to it. Alliance was obligated to pay the facilities owner a monthly fee equal to $31.50 per pig space divided by twelve In addition, Farmland was entitled to a monthly fee from Alliance equal to $1.00 per pig space divided by 12.

YUMA COOPERATIVE

     Yuma Cooperative is a Colorado cooperative association engaged in farm supply and grain marketing activities. Doug Brown is Vice President and General Manager of Yuma Cooperative and serves as a director and executive officer of the Company.

     Yuma Cooperative is engaged in providing to competitors of the Company and other users certain goods and services, including the supply of feed and animal health products, which are comparable to those provided by Yuma Cooperative to the Company. Because of its other business activities, conflicts of interest may arise between Yuma Cooperative and the Company. With respect to the employees of Yuma Cooperative serving as officers or directors of the Company, Yuma Cooperative's other business interests may result in competition for their time, services and functions.

     Feed Purchase Agreement. The Company has entered into a Feed Purchase Agreement with Yuma Cooperative respecting the supply of manufactured feed and animal health products. In this capacity, Yuma Cooperative has agreed to purchase feed-grains and feed additives for the production of feed which, together with animal health products, will be sold to the Company. In exchange for providing these goods and services, Yuma Cooperative is entitled to compensation based upon a fixed charge for the grinding, mixing, and delivery of feed ($12.00 per ton as of the date of this report), in addition to the actual delivered cost of
the feed ingredients.   Feed rations which are pelleted are
subject to a surcharge ($6.00 per ton as of the date of this report). The fixed charge was reduced from $13.00 to $12.00 per ton on September 1, 1998, and both the fixed charge and the surcharge will remain fixed through the expiration of the Feed Purchase Agreement on August 31, 1999. Corn provided by Yuma Cooperative for use in feed generally is sold to the Company at delivered cost plus, in the absence of available Company grain storage facilities, a $.10 per bushel handling fee. The Company has the right under the Feed Purchase Agreement, in its sole discretion, to purchase and provide its own corn for feed manufacturing. For the years ended August 31, 1998 and 1997, the Company purchased $3,641,442 and $4,338,732, respectively, of feed from Yuma Cooperative. See "Description of Business--Purchase of Feed and Other Inputs" under Item 1.

     Pig Purchase Agreement. As a member of the Company, Yuma Cooperative has contracted with the Company to purchase a share of the feeder pigs to be produced by the Company under the same terms required of the Company's other members. Commencing on August 11, 1995, the date the Company first produced and shipped feeder pigs pursuant to the Pig Purchase Agreements with the Company's existing members (other than Farmland and Yuma Cooperative), the price paid by Yuma Cooperative for feeder pigs has been under terms comparable to those applicable to the Company's other members. For the years ended August 31, 1998 and 1997, Yuma Cooperative's share of feeder pigs produced by the Company was purchased from the Company by Farmland. See "Certain Relationships and Related Transactions -- Farmland" and "Description of Business -- Pig Purchase Agreement " under Item 1.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS:

     1. The following financial statements of the Company and reports of the Company's independent auditors appear on the pages indicated in this report.

                                                             Page

Independent Auditors' Report                                   39

Balance Sheets as of August 31, 1998 and 1997                  40

Statements of Earnings for the years ended August 31,
     1998 and 1997                                             41

Statements of Shareholders' Equity for the years ended
     August 31, 1998 and 1997                                  42

Statements of Cash Flows for the years ended August 31,
     1998 and 1997                                             43

Notes to Financial Statements                                  44

     2. The following exhibits are filed as part of this report:

Exhibit
   No.                                  Description

3.1       Articles of Incorporation (filed on May 23, 1997 as
          Exhibit 3.1 to Amendment No. 1 to the Company's
          Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.1.1     Articles of Amendment (filed on May 23, 1997 as Exhibit
          3.1.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.1.2     Articles of Amendment (filed on May 23, 1997 as Exhibit
          3.1.2 to Amendment No. 1 to the Company's Registration
          Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.1.3     Articles of Amendment (filed on May 23,, 1997 as
          Exhibit 3.1.3 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.1.4     Articles of Amendment (filed on May 23, 1997 as Exhibit
          3.1.4 to Amendment No. 1 to the Company's Registration
          Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.2       Amended and Restated Bylaws (filed on May 23, 1997 as
          Exhibit 3.2 to Amendment No. 1 to the Company's
          Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

3.2.1 Amendments to Amended and Restated Bylaws (filed on May 23, 1997 as Exhibit 3.2.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1       Articles of Incorporation (filed on May 23, 1997 as
          Exhibit 3.1 to Amendment No. 1 to the Company's
          Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1.1     Articles of Amendment (filed on May 23, 1997 as Exhibit
          3.1.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1.2     Articles of Amendment (filed on May 23, 1997 as Exhibit
          3.1.2 to Amendment No. 1 to the Company's Registration
          Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1.3     Articles of Amendment (filed on May 23, 1997 as Exhibit
          3.1.3 to Amendment No. 1 to the Company's Registration
          Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.1.4     Articles of Amendment (filed on May 23, 1997 as Exhibit
          3.1.4 to Amendment No. 1 to the Company's Registration
          Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.2       Amended and Restated Bylaws (filed on May 23, 1997 as
          Exhibit 3.2 to Amendment No. 1 to the Company's
          Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.2.1 Amendments to Amended and Restated Bylaws (filed on May 23, 1997 as Exhibit 3.2.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.3 Specimen Form of Certificate Representing Membership in the Company and the Class A Common Stock (filed on
          November 7, 1994 as Exhibit 4.3 to the Company's
          Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

4.4 Specimen Form of Certificate Representing Membership in the Company and the Class B Common Stock (filed on April 18, 1997 as Exhibit 4.4 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.5 Specimen Form of Certificate Representing Membership in the Company and the Class C Common Stock (filed on May 23, 1997 as Exhibit 4.15 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

4.6 Master Loan Agreement, dated as of March 18, 1998, between CoBank, ACB and the Registrant (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1998 and incorporated herein by reference).

10.1 Form of Pig Purchase Agreement (filed on October 9, 1998 as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

10.2      Swine Production Services Agreement, dated July 13,
          1994, between Farmland Industries, Inc. and the
          Registrant (filed on November 7, 1994 as Exhibit 10.2
          to the Company's Registration on Form SB-2
          (Registration No. 33-86068) and incorporated herein by reference).

10.2.1 First Amendment to Swine Production Services Agreement, dated as of July 26, 1996, between Farmland Industries, Inc. and the Company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 and incorporated herein by reference).

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

10.4 Interim Pig Purchase Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit 10.4 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.4.1 First Amendment to Interim Pig Purchase Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as
          Exhibit 10.4.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.5 Interim Pig Purchase Agreement, dated July 13, 1994, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit 10.5 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.5.1 First Amendment to Interim Pig Purchase Agreement, dated July 13, 1994, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit 10.5.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).

10.6 Master Loan Agreement, dated as of March 18, 1998, between CoBank, ACB and the Registrant (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1998 and incorporated herein by reference).

10.7 The Registrant's Promissory Note, dated August 30, 1995, to Farmland Industries, Inc. (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.16 and incorporated herein by reference).

10.8 Loan Agreement, dated as of May 1, 1998, between the Registrant and Farmland Industries, Inc. (filed on October 9, 1998 as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

10.9 Excess Pig Purchase Agreement, dated as of May 1, 1998, between the Registrant and Farmland Industries, Inc. (filed on October 9, 1998 as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).

10.10 Camborough-22 Closed Herd Multiplier Agreement, dated March 1, 1996, between Pig Improvement Company, Inc. and the Registrant (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.2 and incorporated herein by reference)

10.11     Option Contract, dated November 20, 1996, between Bill
          L. Bailey and Norma Jean Bailey, and the Registrant (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as
          Exhibit 10.3 and incorporated herein by reference)

10.12     Colorado Breeding Farm Side Agreement, dated April 11,
          1997, between the Registrant and Farmland Industries,
          Inc. (filed on May 23, 1997 as Exhibit 10.35 to
          Amendment No. 1 to the Registrant's Registration
          Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

10.13 Colorado Breeding Farm Agreement, dated April 11, 1997, between the Registrant, G & G Pork Producers, LLC and Farmland Industries, Inc. (filed on May 23, 1997 as
          Exhibit 10.36 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

10.14 Colorado Breeding Farm Agreement, dated April 21, 1997, between the Registrant, Triple R and Farmland Industries, Inc. (filed on May 23, 1997 as Exhibit
          10.37 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).

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

                   Independent Auditor's Report



The Board of Directors
Alliance Farms Cooperative Association:

We have audited the accompanying balance sheets of Alliance Farms Cooperative Association as of August 31, 1998 and 1997 and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Farms Cooperative Association as of August 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Kansas City, Missouri                   KPMG Peat Marwick LLP
October 9, 1998, except as to the second and third paragraphs of Note 8, which are as of November 3, 1998

              ALLIANCE FARMS COOPERATIVE ASSOCIATION
                          BALANCE SHEETS
August 31, 1998 and 1997

                         August 31, 1998      August 31, 1997
ASSETS
Current Assets:
   Receivables, trade       $     4,620      $    69,550
   Receivables, non-trade
     (Note 3)                   145,832          200,137
   Inventory  (Note 4)        3,591,665        3,179,402
   Other current assets          5,0160                0
    Total current assets    $ 3,792,277      $ 3,449,089

   Property, plant and
     equipment, at cost
     (Notes 5 and 6)        $25,140,867      $19,610,833
   Less accumulated
     depreciation             3,266,290        2,193,650
                            $21,874,577      $17,417,183

   Breeding stock           $ 4,515,230      $ 4,603,996
   Less accumulated
     depreciation             1,027,749        1,353,650
                            $ 3,487,481      $ 3,250,346
   Other assets, net of
     $109,218 and $77,261
     accumulated
     amortization           $   370,220      $   263,788
                            $29,524,555      $24,380,406

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft           $   279,069      $ 1,106,122
   Current maturities of
     long-term debt
     (Note 6)                 1,812,000        1,262,700
   Accounts payable
     (Note 3)                   917,338          577,106
   Patronage refund
     payable                    433,115                0
   Accrued property tax         332,587          220,508
   Accrued payroll              145,118          120,570
   Other accrued expenses       389,010          274,508
     Total current
          liabilities       $ 4,308,237      $ 3,563,514

Long-term debt (Note 6)     $15,996,775      $14,320,724
Shareholders' equity:
   Class A common stock
     of $.01 par value;
     authorized 5,000
     shares, issued and
     outstanding 119
     shares                 $         1      $         1

   Class B common stock
     of $.01 par value;
     authorized 2,500
     shares, issued and
     outstanding 36 shares,
     none issued at August
     31, 1997                         0                0

   Class C common stock of
     $.01 par value;  authorized
     2,500 shares, none issued        0                0

   Additional paid-in
     capital                 10,751,324        8,719,237
   Patronage refund for
     reinvestment             1,031,533                0
   Accumulated deficit       (2,563,315)      (2,223,070)
      Total shareholders'
          equity            $ 9,219,543      $ 6,496,168
     Commitments and
      Contingencies
        (Notes 6 and 8)          ----              ---
                            $29,524,555      $24,380,406


          See accompanying notes to financial statements

              ALLIANCE FARMS COOPERATIVE ASSOCIATION
                      STATEMENTS OF EARNINGS
           For the years ended August 31, 1998 and 1997

                                      1998           1997

Net sales  (Notes 2 and 3)         $17,731,585    $13,669,706
Cost of goods sold (Note 3)         13,380,454     11,222,169

     Gross margin                  $ 4,351,131    $ 2,447,537

Expenses related to start-up
  of new production facilities     $ 1,051,481    $   281,025
Administrative expenses                745,400        424,565
(Gain) loss on sale of
     breeding stock                    266,602        (94,123)

Operating income                   $ 2,287,648    $ 1,836,070

Other income (expense):
   Interest expense                ($1,389,312)   ($1,321,984)
   Other                               226,067        144,209
                                   ($1,163,245)   ($1,177,775)

Net income                         $ 1,124,403    $   658,295

Distribution of net income:
   Patronage refunds:
     Cash                          $   433,115    $        0
     Equities                        1,031,533             0
   Accumulated deficit                (340,245)      658,295
                                   $ 1,124,403    $  658,295


          See accompanying notes to financial statements



                          ALLIANCE FARMS COOPERATIVE ASSOCIATION
                            STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the years ended August 31, 1998 and August 31, 1997
                                              Additional     Patronage                         Total
                                 Common         paid-in     refund for      Accumulated      Shareholders'
                                 stock          capital     reinvestment     deficit           equity

Balance at August 31, 1996         $1        $7,487,653          $0        ($2,881,365)   $4,606,289

Sale of 17 shares of Class A
common stock - $.01 par per
share, net of $128,416
offering costs                    ---         1,231,584          ---            ---        1,231,584

Net Income                        ---          ---               ---           658,295       658,295

Balance at August 31, 1997         $1        $8,719,237          $0        ($2,223,070)   $6,496,168

Sale of 36 shares of Class B
common stock - $.01 par per
share, net of $127,913
offering costs                    ---         2,032,087          ---            ---       2,032,087

Net income                        ---           ---              ---         1,124,403    1,124,403

Patronage refund payable
in cash transferred to
current liabilities                ---          ---              ---          (433,115)    (433,115)

Patronage refund allocable
 in equities                       ---          ---         1,031,533       (1,031,533)            0

Balance at August 31, 1998         $1        $10,751,324   $1,031,533       ($2,563,315)  ($9,219,543)


                      See accompanying notes to financial statements

              ALLIANCE FARMS COOPERATIVE ASSOCIATION
                     STATEMENTS OF CASH FLOWS
           For the years ended August 31, 1998 and 1997

                                                1998          1997

Cash flow from operating activities:
   Net income                                $1,124,403    $  658,295
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and
          amortization                        2,597,200     2,179,473
        Loss (gain) on sale of breeding stock   266,602       (94,123)
   Changes in assets and liabilities:
        Receivables                             119,235      (197,239)
        Inventory                              (412,263)     (743,925)
        Other current assets                    (50,160)       48,273
        Other assets                            (83,190)      (70,896)
        Accounts payable                        340,232       143,488
        Accrued expenses                        249,129      (316,947)
            Net cash provided by operating
               activities                    $4,151,188     $1,606,399

Cash flows from investing activities:
   Capital expenditures                     ($9,269,112)  ($5,896,799)
   Proceeds from sale of breeding stock       1,742,739     1,246,443
          Net cash used in investing
            activities                      ($7,526,373)  ($4,650,356)

Cash flows from financing activities:
   Proceeds from issuance of long term
     debt                                   $10,404,276    $1,877,131
   Net increase (decrease) in revolving
      term credit                            (1,048,573)      300,869
   Payment on long term debt                 (7,480,500)     (870,000)
   Increase (decrease) in note payable to
     Farmland                                    350,148      (20,000)
   Loan origination fees                         (55,200)      (6,000)
   Issuance of common shares, net of
      offering cost                            2,032,087     1,231,584
   Increase (decrease) in bank overdraft        (827,053)      530,373
           Net cash provided by
               financing activities           $3,375,185    $3,043,957

            Change in cash                    $        0    $        0

Cash at beginning of period                            0             0
Cash at end of period                         $        0    $        0

Supplemental schedule of cash paid
     for interest                             $ 1,688,494  $1,337,319

Supplemental schedule of noncash
     financing activities -
     appropriation of current year's
     net income as patronage refunds          $ 1,464,648 $         0


          See accompanying notes to financial statements

ALLIANCE FARMS COOPERATIVE ASSOCIATION

Notes to Financial Statements


1.   Description of the Business and Summary of Significant
     Accounting Policies

     Alliance Farms Cooperative Association (Alliance) is a cooperative association engaged in the production of feeder pigs and weaned pigs for sale to its members. As of August 31, 1998, Alliance owned and was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado, two 2,450-sow feeder pig production facilities in Wayne County, Illinois, one 2,450-sow weaned pig production facility in Yuma County, Colorado, and one 2,450-sow weaned pig production facility in Wayne County, Illinois. A 5,000-sow pig production facility is currently being developed in Yuma County, Colorado.

     (a)  Inventory

     Inventories are stated at the lower of cost or market. Cost has been determined by the average cost method for feeder and weaned pigs and under the FIFO method for other inventories.

     Inventoriable costs are costs incurred in producing feeder and weaned pigs at the pig production facility from the time of gestation through sale of the pig. Such costs include feed, care and a proportionate share of the depreciation of the breeding stock and facilities. Market value used for purposes of computing lower of cost or market is based upon the ultimate sale price of feeder and weaned pigs which is determined contractually between Alliance Farms and its members/patrons.

     (b)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally from three to twenty years. Major repairs that extend the life of an asset are capitalized. Normal repair and maintenance costs are expensed.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (c)  Breeding Stock

     Breeding stock is stated at cost. Depreciation on breeding stock is calculated on the straight-line method over the estimated breeding life of the animals, three years.

     (d)  Other Assets

     Other assets consist principally of loan origination fees which are amortized over the term of the loan.

     (e)  Sales

     Alliance Farms recognizes sales at the time pigs are shipped.

     (f)  Income Taxes

     Alliance operates as a cooperative that is not exempt from federal income taxes and, therefore, is subject to taxes on all income not paid or allocated to members. Deferred income taxes have not been provided because virtually all sales since inception have been to members and virtually all future sales are anticipated to be to members. For the years ended August 31, 1998 and 1997, Alliance has not provided income taxes, as member-sourced losses incurred in prior years have been carried forward to offset member-sourced income in 1998 and 1997. At August 31, 1998, Alliance has member-sourced loss carryforwards amounting to $2,874,000 available to offset future member-sourced taxable income and $3,905,000 available to offset future patronage refunds.

     Patronage refunds for reinvestment for the year ended August
     31, 1998 represent nonqualified written notices of allocation which are deductible by Alliance for Federal income tax purposes upon redemption of the equities issued.

     (h)  Common Stock

     The common stock of Alliance is subject to certain restrictions as to transferability and Alliance has the right to purchase a member's common stock under certain circumstances.

     The authorized common stock of Alliance consists of Class A common stock, Class B common stock and Class C common stock. Only qualified agricultural producers who have executed and delivered a Pig Purchase Agreement may own Class A common stock, Class B common stock, or Class C common stock. Holders of Class A common stock and Class B common stock are entitled to one vote for each share held, and holders of Class C common stock are entitled to three-fourths of one vote for each share held. The preferences, powers and rights of Class A, Class B and Class C common stock are otherwise identical.

     Alliance intends to compute its patronage-sourced income or loss separately for each class of stockholders (members).

     (i)  Use of Estimates

     Management of Alliance has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (j)  Reclassifications

     Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

2.   Sales

     Alliance has sold virtually all of its feeder and weaned pigs to its members for the fiscal years ended August 31, 1998 and 1997 at a contractual price which is based on Alliance's operating costs (which are based on a twelve month rolling average for feeder pigs and a five month rolling average for weaned pigs), debt service and, in the case of feeder pigs, an additional $4.50 per pig. Effective September 1, 1998 the contractual price for feeder pigs will be based on a five month rolling average for operating costs, and the additional fixed amount of $4.50 per pig will be adjusted to an amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion.

     Because the contractual price for the sale of a feeder pig and a weaned pig is determined based upon, among other things, a twelve month or five month historical rolling average for operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder and weaned pigs during periods of rising costs.

     Alliance's average net sales price and the average industry market price were as follows:

                                               Fiscal Year Ended
                                                     August 31
                                        1998           1997
     Feeder Pig Average Net
       Sales Price                      $57.82           $59.02
     Feeder Pig Average Industry
       Market*                           35.32            56.84

     Weaned Pig Average Net
       Sales Price                      $34.96            N/A
     Weaned Pig Average Industry
       Market*                           29.04            N/A

*As published by Spark's Companies, Inc. (from the USDA's Market
News Service)

3.   Transactions with Farmland and Yuma Cooperative

As of August 31, 1998 and 1997, Farmland Industries, Inc. (Farmland) owned approximately 36.1% and 43.7%, respectively, of the Common Stock of Alliance, and Yuma Farmers' Milling and Mercantile Cooperative (Yuma Cooperative) owned approximately 7.7% and 10.08%, respectively, of the Common Stock of Alliance.

Alliance purchased feed from Yuma Cooperative and animal health supplies and breeding stock from Farmland based on market prices. Yuma Cooperative and Farmland are members of Alliance. Alliance also sold feeder or weaned pigs to Farmland and Yuma Cooperative. Such purchases and sales were as follows:

                                        Fiscal Year Ended
                                             August 31
                                          1998          1997

     Feed Purchases                $3,641,442      $4,338,732
     Animal Health Purchases          207,518         638,730
          Breeding Stock            3,355,357        2,367,524
          Pig Sales                10,251,093        7,924,763

Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                      Fiscal Year Ended
                                              August 31
                                     1998            1997

          Royalty Income           $34,810        $123,620

Farmland provided Alliance with an administrative office in Yuma, Colorado through July 31, 1998 at no cost. As of August 1, 1998, Alliance and Farmland equally share the office rent. Farmland also performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement. The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994. Amounts paid by Alliance to Farmland under such agreement were as follows:

                                      Fiscal Year Ended
                                          August 31
                                     1998            1997

     Management Fee                $344,269       $250,967

     Alliance had $145,832 and $200,137 of non-trade receivables at August 31, 1998 and 1997, respectively. The $145,832 due Alliance at August 31, 1998 was due from Farmland for royalty fees incurred and the remainder was due from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory. Of the $200,137 due Alliance at August 31, 1997, $120,195 was due from Yuma Cooperative as a result of a feed pricing adjustment and the remainder was due from Farmland for items received out of Alliance's shop stock inventory, and from Pig Producers I, LP for the reimbursement of wages, benefits and other costs attributable to Alliance employees as well as for items received out of Alliance's shop stock inventory.

     Alliance owed $278,650 and $87,389 at August 31, 1998 and $197,755 and $185,413 at August 31, 1997 to Farmland and Yuma Cooperative, respectively, for goods and services. Alliance is also obligated under a note payable to Farmland
     in the amount of $966,572 at August 31, 1998.   This
     consists of $333,172 to purchase land for future expansion and $633,400 to finance construction of the 5,000-sow pig production facility in Yuma County, Colorado, prior to receiving the permanent financing. See note 6.

4.   Inventory

     Major components of inventories as of August 31, 1998 and August 31, 1997 are as follows:

                            1998                  1997

Feeder and Weaned Pigs   $3,467,308          $2,922,594
Other                       124,357             256,808
                         $3,591,665          $3,179,402

5.   Property, Plant and Equipment

     Property, plant and equipment at August 31, 1998 and 1997 consisted of the following:

                             1998              1997

Land                     $ 1,942,211         $ 1,875,125
Buildings                 18,053,348          15,693,994
Site Improvements          1,865,102           1,494,249
Machinery and equipment    2,185,276             368,572
Mobile equipment              70,803              60,719
Furniture and office
   equipment                  29,545              21,454
Construction in progress     994,582              96,720
                         $25,140,867         $19,610,833

6.   Long-Term Debt

Long term debt at August 31, 1998 and 1997 consisted of the following:

                              1998                 1997
CoBank Term Loan            $11,823,800      $12,525,131
CoBank Construction Loan      3,625,107               0
CoBank Revolving Term
     Credit                   1,393,296        2,441,869
Note Payable to Farmland        966,572          616,424
                            $17,808,775      $15,583,424

Less Current Maturities       1,812,000        1,262,700
                            $15,996,775      $14,320,724

On March 18, 1998, the Company entered into various loan agreements with CoBank, ACB ("CoBank") related to a secured credit facility which provides for up to $26,846,700 of non-revolving term debt, $7,660,000 of revolving term credit and $18,400,00 of construction financing. Proceeds from the term debt were used for refinancing the then existing non-revolving term debt, and will be used to finance the construction or acquisition of additional pig production facilities. Proceeds from the revolving term credit were used for refinancing the existing revolving term credit, and will be used to provide working capital. Proceeds from the construction loan may be used for the construction or acquisition of pig production facilities and are advanced by CoBank as construction costs are incurred by Alliance. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions precedent and may be withdrawn or terminated by CoBank under certain circumstances. The unused portion of the credit facility expires August 31, 2001 with the unpaid balance on that date due by September 30, 2011 with respect to the revolving term credit, December 31, 2001 with respect to the non-revolving term debt and September 30, 2001 with respect to the construction financing.

The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of August 31, 1998, $7,001,597 was immediately available to Alliance under its credit facility.
The availability of $15,022,900 of unused term loans and $4,280,000 of revolving term credit and $9,760,000 of construction loans under the CoBank credit facility is restricted and may be available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of Class A common stock sold and $1,675,000 of term loans and $485,000 of revolving term credit for every $1,080,000 of Class B or Class C common stock sold).

The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the existing non-revolving term debt are to be made in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan. Principal payments pursuant to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. For each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility. The revolving loan commitment will be reduced in 40 equal payments commencing on August 31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero. To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, the Company will be required to immediately make a principal payment in a amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment.
Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans and for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of August 31, 1998, interest accrued on the outstanding principal balance on the respective loan portions under variable rates at 9.75% per annum for non-revolving term loans, 9.75% per annum for revolving term loans and 10.75% per annum for construction loans and between 8.26% and 9.39% for those portions under fixed rates. The interest rates applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. As of August 31, 1998, no reductions in the Company's interest rate had been made. The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto. Alliance capitalized $104,912 and $29,533 of interest on construction for the fiscal years ended August 31, 1998 and 1997 respectively.

In obtaining the secured credit facility, and for each year in which the credit facility is effective, the Company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment. In addition, the Company will be required to pay an activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance. In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing and future Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least a 0.25 ratio of total equity to total assets for the period ending August 31, 1998, and thereafter a 0.35 ratio of total equity to total assets, (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one, (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronae distributions and other distributions or allocations of the Company's earnings, surplus or assets. The Company was in compliance with each of these covenants as of August 31, 1998.

As of August 31, 1998, Alliance has borrowed $966,572 from Farmland. This consists of $333,172 to purchase land for future expansion and $633,400 to begin construction of the 5,000-sow pig production facility in Yuma County, Colorado, prior to receiving the equity from stock sales. The loan agreement with Farmland for the purchase of land is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (8.5% at August 31, 1998). The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term in September 30, 2005. The loan agreement with Farmland for the construction of the 5,000-sow pig production facility provides for interest at CoBank's national variable rate plus 1.25% and requires repayment on the closing dates of the first and second issuance and sale of share blocks. Any remaining indebtedness shall be payable in 2008.

Long-term debt as of August 31, 1998 matures during the fiscal years ending August 31 in the following amounts:

                    1999        $1,812,000
                    2000          2,227,200
                    2001          2,262,032
                    2002          2,366,530
               Thereafter         9,141,013
                                $17,808,775

7.   Operating Leases

     Alliance incurred $333,080 and $121,754 of rent expenses related to operating lease agreements for facilities and equipment for the fiscal years ended August 31, 1998 and 1997, respectively. Future minimum lease payments for fiscal years ending August 31 are as follows:

                    1999                    $28,664
                    2000                     28,236
                    2001                     28,236
                    2002 and thereafter      13,288
                                            $98,424

8.   Commitments and Contingencies

     As of August 31, 1998, Alliance Farms was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado, two 2,450-sow feeder pig production facilities in Wayne County, Illinois, one 2,450-sow weaned pig production facility in Yuma County, Colorado, and one 2,450-sow weaned pig production facility in Wayne County, Illinois. A 5,000
     sow unit is under construction at August 31, 1998.   At
     August 31, 1998, commitments for construction of such facilities totaled $3,057,650. These commitments will be funded through bank borrowings. As of August 31, 1997, Alliance Farms was operating six 2,450 sow feeder pig production units and had an additional unit under construction.

     In the November 1998 general election, Colorado voters adopted amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations. Such amendments may have material and adverse consequences to Alliance Farms and its business. These amendments mandate certain water and air quality control measures that must be implemented by commercial swine feeding operations housing at least 800,000 pounds of swine or which are deemed commercial under local law. Although regulations implementing the amendments have not yet been promulgated, the amendments potentially are applicable to Alliance's Colorado operations.

     Although Alliance has begun to evaluate the impact that the amendments would have, Alliance presently is unable to estimate the costs that reasonably could be expected to be incurred to comply with the amendments and any related regulations that may be promulgated.

9.   Fair Value of Financial Instruments

     Alliance has financial instruments which are comprised of receivables, payables, and long-term debt. The fair value of long-term debt is estimated using current interest rates for similar instruments. The fair value of long-term debt approximates the carrying amount at August 31, 1998. The carrying amounts of receivables and payables approximate fair value because of the short maturity of these instruments.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING
ISSUERS

     No annual report to security holders covering the fiscal year ended August 31, 1998 or proxy statement, form of proxy or other proxy soliciting material has been sent by the Registrant to security holders. The Registrant anticipates that an annual report will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB. The Registrant undertakes to furnish copies of such annual report to the Commission when it is sent to security holders.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALLIANCE FARMS COOPERATIVE ASSOCIATION



                         By:   /s/  Wayne N. Snyder
                            Wayne N. Snyder, President

Dated:  November  24, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                          Date


 /s/ Wayne N. Snyder                    November 24, 1998
Wayne N. Snyder
Chairman of the Board, President and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)


     *                                  November 24, 1998
Doug Brown
Treasurer, Secretary and Director


     *                                  November 24, 1998
Merl A. Daniel
Director


     *                                  November 24, 1998
Larry Welsh
Director


     *                                  November 24, 1998
Loren Keppy
Director



*    By    /s/ Wayne N. Snyder          November 24, 1998
          Wayne N. Snyder, Attorney-in-Fact