Form 10QSB
period 1998-11-30
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1999-01-14
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                      Commission File
November 30, 1998                                    Number 0000927536




                     ALLIANCE FARMS COOPERATIVE ASSOCIATION
             (Exact name of registrant as specified in its charter)



Colorado                                                   84-1270685
(State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)



                   503 East 8th Avenue, Yuma, Colorado  80759
                    (Address of principal executive offices)

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At January 14, 1999, there were 155 shares of the issuers common stock outstanding, of which 119 were shares of Class A common stock and 36 were shares of Class B common stock.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]








                          ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                      BALANCE SHEETS
                                         UNAUDITED
                                                                  November 30, 1998                    August 31, 1998


ASSETS
Current Assets:
   Receivables, trade                                                        $3,085                          $4,620
   Receivables, non-trade (Note 3)                                          110,662                         145,832
   Inventory  (Note 4)                                                    3,588,688                       3,591,665
   Other current assets                                                      40,814                          50,160

       Total current assets                                              $3,743,249                      $3,792,277

   Property, plant and equipment, at cost                               $26,922,466                     $25,140,867
   Less accumulated depreciation                                          3,578,713                       3,266,290

                                                                        $23,343,753                     $21,874,577


   Breeding stock                                                        $4,198,573                      $4,515,230
   Less accumulated depreciation                                          1,079,839                       1,027,749

                                                                         $3,118,734                      $3,487,481
   Other assets, net of $118,410 and $109,218
     accumulated amortization                                              $363,133                        $370,220

                                                                        $30,568,869                     $29,524,555



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                          $535,752                        $279,069
   Current maturities of long-term debt (Note 5)                          1,812,000                       1,812,000
   Accounts payable (Note 3)                                                672,049                         917,338
   Patronage refund payable                                                 433,115                         433,115
   Accrued property tax                                                     510,623                         332,587
   Accrued payroll                                                          138,465                         145,118
   Other accrued expenses                                                   482,509                         389,010

     Total current liabilities                                           $4,584,513                      $4,308,237

Long-term debt (Note 5)                                                 $17,141,279                     $15,996,775

Shareholders' equity:
   Class A common stock of $.01 par value;  authorized
     5,000 shares, issued and outstanding 119 shares                             $1                              $1
   Class B common stock of $.01 par value;  authorized
     2,500 shares, issued and outstanding 36 shares,                              0                               0
   Class C common stock of $.01 par value;
     authorized 2,500 shares, none issued                                         0                               0
   Additional paid-in capital                                            10,751,324                      10,751,324
   Patronage refund for reinvestment                                      1,031,533                       1,031,533
   Accumulated deficit                                                  (2,939,781)                     (2,563,315)

      Total shareholders' equity                                         $8,843,077                      $9,219,543
     Commitments and Contingencies (Note 6)                                  ------                          ------

                                                                        $30,568,869                     $29,524,555




<F1>

             See accompanying notes to financial statements





                         ALLIANCE FARMS COOPERATIVE ASSOCIATION
                           CONDENSED STATEMENTS OF OPERATIONS

                                        UNAUDITED




                                                                  Three Month Periods Ended
                                                                          November 30
                                                                             1998                          1997



Net sales (Notes 2 and 3)                                                $4,301,907                    $4,161,906
Cost of goods sold (Note 3)                                               3,688,814                     2,708,172


     Gross margin                                                           613,093                     1,453,734

Expenses related to start-up
  of new production facilities                                               85,698                       403,609
Administrative expenses                                                     264,957                       169,738
Loss on sale of breeding stock                                              248,651                        63,101
Operating income                                                            $13,787                      $817,286

Other income (expense):
   Interest expense                                                       (400,241)                     (381,549)
   Other                                                                      9,988                        27,059

                                                                          (390,253)                     (354,490)




Net income (loss)                                                        ($376,466)                      $462,796



<F1>
            See accompanying notes to financial statements


                       ALLIANCE FARMS COOPERATIVE ASSOCIATION
                              STATEMENTS OF CASH FLOWS

                                     UNAUDITED
                                                              Three Month Periods Ended
                                                                      November 30
                                                                       1998                      1997


Cash flows from operating activities:
   Net income (loss)                                                ($376,466)                 $462,796
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                    660,600                  634,503
        Loss on sale of breeding stock                                 248,651                   63,101
   Changes in assets and liabilities:
        Receivables                                                     36,705                  227,609
        Inventory                                                        2,977                (267,136)
        Other current assets                                             9,346                 (35,660)
        Other assets                                                   (2,105)                        0
        Accounts payable                                             (245,289)                1,048,540
        Accrued expenses                                               264,880                   90,890

            Net cash provided by operating activities                 $599,299               $2,224,643

Cash flows from investing activities:
   Capital expenditures                                           ($2,150,731)             ($2,792,977)
   Proceeds from sale of breeding stock                                150,243                  305,887

          Net cash used in investing activities                   ($2,000,488)             ($2,487,090)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                           $224,815                 $443,872
   Net decrease in revolving term credit                             (153,909)                (283,369)
   Payment on long term debt                                         (453,000)                (273,600)
   Increase in note payable to Farmland                              1,526,600                  314,299
   Issuance of common shares, net of offering cost                           0                2,104,638
   Increase in bank overdraft                                          256,683                  116,607
            Net cash provided by

                    financing activities:                           $1,401,189               $2,422,447


            Change in cash                                                  $0               $2,160,000

Cash at beginning of period                                                  0                        0

Cash at end of period                                                       $0               $2,160,000



<F1>
          See accompanying notes to financial statements


                     Alliance Farms Cooperative Association

                    Notes to Condensed Financial Statements

                                  (Unaudited)

1.   Interim Financial Statements

     The accompanying condensed unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) which in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Income taxes have not been provided because Alliance Farms Cooperative Association (Alliance) expects to derive nearly 100% of its net income from the sale of feeder and weaned pigs to its members which will be apportioned and distributed to members of Alliance on a patronage basis in accordance with its by-laws.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes in Alliance's August 31, 1998 Annual Report on Form 10-KSB.

2.   Sales

     Alliance sold 100% of its feeder and weaned pigs to its members for the three month periods ended November 30, 1998 and 1997 respectively, at a contractual price which is based on Alliance's operating costs, debt service and an additional amount of $0 to $4.50 per pig sold. Prior to September 1, 1998 the contractual price for feeder pigs was based on a twelve month rolling average for operating costs and the additional fixed amount of $4.50 per pig. Effective September 1, 1998 the contractual price for feeder pigs is based on a five month rolling average for operating costs and an additional amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion. The contractual price for weaned pigs is based on a five month rolling average for operating costs and an additional amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion. For the quarter ended November 30, 1998 $0 margin per pig was charged in addition to the operating costs and debt service.

     Because the contractual price for the sale of a feeder or weaned pig is determined based upon, among other things, a five month historical rolling average of operating costs (twelve month historical rolling average prior to September 1, 1998) and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder pigs during periods of rising costs.

     Alliance's average net sales price and the average industry market price were as follows:


                                              Three Months Ended
                                               November 30

                                             1998        1997


     Feeder Pig Average Net Sales Price      50.19       59.76
     Feeder Pig Average Industry Market*     29.75       41.08
     Weaned Pig Average Net Sales Price      37.12        N/A
     Weaned Pig Average Industry Market*     17.01        N/A

    *Provided by the USDA - Iowa Department of Ag Market News

3.   Transactions with Farmland and Yuma


     Alliance purchased feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Yuma and Farmland are members of Alliance. Alliance also sold feeder and weaned pigs to Farmland and Yuma. Such purchases and sales were as follows:

                                            Three Months Ended
                                                  November 30

                                             1998           1997

        ...................................
     Feed Purchases                ....      $740,270  $     983,953
     Animal Health Purchases...........        97,351         45,548
     Breeding Stock                ....       396,418        597,739
     Feeder Pig Sales              ....     2,224,164      2,753,453

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to the swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                               Three Months Ended
                                                   November 30

                                                1998           1997

        ...............................
     Royalty Income               .....$        3,540  $       6,370

     Farmland provided Alliance with an administrative office in Yuma, Colorado at no cost. As of August 1, 1998 Alliance and Farmland equally share the office rent. Farmland also performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement. The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994. Amounts paid by Alliance to Farmland under such agreement were as follows:

                                               Three Months Ended
                                                  November 30

                                             1998           1997

        ...............................
     Management Fee                    $    102,351    $      77,842

     Alliance had $110,662 and $145,832 of non-trade receivables at November 30, 1998 and August 31, 1998, respectively. The $110,662 due Alliance at November 30, 1998 was due from Farmland for royalty fees incurred and for items received out of Alliance's shop stock inventory, and the remainder was due from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory. The $145,832 due Alliance at August 31, 1998 was due from Farmland for royalty fees incurred and the remainder was due from Pig Producers I, LP for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory.

     Alliance owed $257,152 and $134,269 at November 30, 1998 and $278,650 and $87,389 at August 31, 1998 to Farmland and Yuma Cooperative ,respectively, for goods and services. Alliance is also obligated to Farmland in the
     amount of $2,493,172 at November 30, 1998.   This consists of $333,172 to
     purchase land for future expansion and $2,160,000 to finance construction of the 5,000-sow pig production facility in Yuma County, Colorado, prior to receiving the equity from share sales. See note 5.

4.       Inventories


     Major components of inventories as of November 30, 1998 and August 31, 1998 are as follows:

                             November 30        August 31
                                 1998              1998


      Feeder and Weaned Pigs.$  3,477,313      $  3,467,308
      Other..................     111,375           124,357

                             $  3,588,688      $  3,591,665





5.   Long-Term Debt


     Long term debt at November 30, 1998 and August 31, 1998 consisted of the following:

                                                          November 30                   August 31



                                                                 1998                         1998

        CoBank Term Loan                                     $11,370,800                  $11,823,800
        CoBank Construction Loan                               3,849,922                    3,625,107
        CoBank Revolving
          Term Credit                                          1,239,385                    1,393,296
        Note Payable to Farmland                               2,493,172                      966,572

                                                             $18,953,279                  $17,808,775

        Less Current Maturities                                1,812,000                    1,812,000

                                                             $17,141,279                  $15,996,775





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

     The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of November 30, 1998, $6,930,593 was immediately available to Alliance under its credit facility. The availability of $15,475,900 of unused term loans and $4,280,000 of revolving term credit and $9,760,000 of construction loans under the CoBank credit facility is restricted and may be available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of Class A common stock sold and $1,675,000 of term loans and $485,000 of revolving term credit for every $1,080,000 of Class B or Class C common stock sold).

     The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the existing non-revolving term debt are to be made in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan. Principal payments pursuant to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. For each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility. The revolving loan commitment will be reduced in 40 equal payments commencing on August 31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero. To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, the Company will be required to immediately make a principal payment in an amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment. Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans and for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of November 30, 1998, interest accrued on the outstanding principal balance on the respective loan portions under variable rates at 9.00% per annum for non-revolving term loans, 9.00% per annum for revolving term loans and 10.00% per annum for construction loans and between 8.26% and 9.39% for those portions under fixed rates. The interest rates applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. As of November 30, 1998, no reductions in the Company's interest rate had been made. The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto. Alliance capitalized $34,710 and $5,564 of interest on construction for the three months ended November 30, 1998 and 1997 respectively.

     In obtaining the secured credit facility, and for each year in which the credit facility is effective, the Company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment. In addition, the Company will be required to pay an activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance. In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing and future Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least a 0.25 ratio of total equity to total assets for the period ending August 31, 1998 and thereafter a 0.35 ratio of total equity to total assets (for purposes of this covenant equity includes the loan from Farmland of $2,160,000 as described below), (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one, (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. The Company was in compliance with each of these covenants as of November 30, 1998.

     As of November 30, 1998, Alliance has borrowed $2,493,172 from Farmland. This consists of $333,172 to purchase land for future expansion and $2,160,000 to begin construction of the 5,000-sow pig production facility in Yuma County, Colorado, prior to receiving the equity from share sales. The loan agreement with Farmland for the purchase of land is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (7.75% at November 30, 1998). The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term on September 30, 2005. The loan agreement with Farmland for the construction of the 5,000-sow pig production facility provides for interest at CoBank's national variable rate plus 1.25% and requires repayment on the closing dates of the first and second issuance and sale of share blocks. Any remaining indebtedness shall be payable in 2008.

     Long-term debt as of November 30, 1998 matures during the fiscal years ending August 31 in the following amounts:
                        1999                   $  1,359,000
                        2000                      2,227,200
                        2001                      2,258,187
                        2002                      2,351,148
                        Thereafter                10,757,744

                                               $  18,953,279




6.   Commitments and Contingencies


     As of November 30, 1998 Alliance Farms was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado, two 2,450-sow feeder pig production facilities in Wayne County, Illinois, one 2,450-sow weaned pig production facility in Yuma County, Colorado, and one 2,450-sow weaned pig production facility in Wayne County, Illinois. A 5,000-sow unit is under construction at November 30, 1998. At November 30, 1998, commitments for construction of such facilities totaled $3,111,911. These commitments will be funded through bank borrowings.

     In the November 1998 general election, Colorado voters adopted amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations. Such amendments may have material and adverse consequences to Alliance Farms and its business. These amendments mandate certain water and air quality control measures that must be implemented by commercial swine feeding operations housing at lease 800,000 pounds of swine or which are deemed commercial under local law. Although regulations implementing the amendments have not yet been promulgated, the amendments almost certainly are applicable to Alliance's Colorado operations.
     Although Alliance has begun to evaluate the impact that the amendments would have, Alliance presently is unable to estimate the costs that reasonably could be expected to be incurred to comply with the amendments and any related regulations that may be promulgated.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALLIANCE'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ALLIANCE FARMS' AUGUST 31, 1998 ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1998, Alliance reported a working capital deficit of $841,262 and total assets of $30,568,869. Alliance issued 36 shares of Class B common stock in November 1997 for net proceeds of $2,032,087. Alliance used these funds to repay the balance owed Farmland pursuant to another $1,360,000 loan agreement, and for the development, population, and start-up of one weaned pig facility in Yuma County, Colorado and one in Wayne County, Illinois.

     As of the date of this report, Alliance has 119 shares of Class A Common Stock issued and outstanding, 36 shares of Class B Common Stock issued and outstanding, no issued and outstanding shares of Class C Common Stock and is offering an additional 34 shares of Class A Common Stock, 18 shares of Class B Common Stock, and 72 shares of Class C Common Stock to qualified prospective investors. As of November 30, 1998, Alliance had $6,930,593 immediately available under its credit facility with CoBank, consisting of $4,790,078 of construction loans and $2,140,515 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied.

     As of November 30, 1998, Alliance has borrowed $2,493,172 from Farmland. This consists of $333,172 to purchase land for future expansion and $2,160,000 to begin construction of the 5,000-sow pig production facility in Yuma County, Colorado, prior to receiving the equity from share sales. During the three month period ended November 30, 1998, Alliance incurred capital expenditures of $141,041 for construction of its first weaned pig production facility in Yuma County, Colorado and $1,685,710 for construction of the 5,000-sow pig production facility in Yuma County, Colorado currently under construction. The remaining capital expenditures were for replacement breeding stock and building construction for the first eight production facilities.

     Major uses of cash during the three months ended November 30, 1998 include $2,150,731 for capital expenditures on new and existing facilities, $153,909 decrease in revolving term credit, and $453,000 of principal payments on long term debt. Major sources of cash include $224,815 of proceeds from the issuance of long term debt and $599,299 in cash provided by operating activities.

THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

     Shipments of feeder pigs and weaned pigs were higher for the three months ended November 30, 1998 than in the prior year. Alliance shipped 71,000 feeder pigs and 19,896 weaned pigs for the quarter ended November 30, 1998 compared to 69,644 feeder pigs and no weaned pigs shipped for the quarter ended November 30, 1997 for an increase in the number of feeder pigs shipped of approximately 2%. Net sales for the quarter ended November 30, 1998 increased to $4,301,907 from
$4,161,906 for the prior year period, an increase of $140,001 or 3%.   Although
there is a slight increase in volume and sales dollars, seven feeder pig units were operating for the quarter ended November 30, 1998, whereas only six feeder pig units were operating for the quarter ended November 30, 1997. One weaned pig unit was in operation for three months of the quarter ended November 30, 1998 and one was in operation for only two months. No weaned pig units were in operation for the quarter ended November 30, 1997. The sales price per pig pursuant to Alliance's Pig Purchase Agreements was lower due to the five month rolling average of operating costs for the quarter ended November 30, 1998 being less than the twelve month rolling average of operating costs for the quarter ended November 30, 1997. Also, during the quarter ended November 30, 1997, an additional $4.50 margin was charged on every feeder pig sold. Effective September 1, 1998, the margin was changed to $0 to $4.50, as determined periodically by the Board of Directors at its discretion. For the quarter ended November 30, 1998 $0 margin per pig was charged in addition to the operating
costs and debt service.   Average net sales price for feeder and weaned pigs
were $50.19 and $37.12 during the quarter ended November 30, 1998 and $59.76 and $0 during the quarter ended November 30, 1997, respectively. Net sales for the quarter ended November 30, 1998 consisted of $3,563,402 feeder pig sales and $738,505 weaned pig sales.

     Alliance earned positive gross margins of $613,093 and $1,453,734 for the three month periods ended November 30, 1998 and 1997, respectively. This decline in gross margin is partially due to the $4.50 additional margin per pig no longer being charged. As previously described, the selling price for Alliance's feeder and weaned pigs is based on, among other things, the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively. For the first quarter of fiscal 1999, Alliance's net sales price exceeded then current production costs by $6.75 per pig sold. For the first quarter of fiscal 1998, the net sales price exceeded then current production costs by $20.87 per pig sold.

     Sales to Farmland for the three month periods ended November 30, 1998 and
1997 were $2,224,164 and $2,573,453, respectively.   The average feeder pig net
sales price per head was $50.19 and $59.76 and the average feeder pig industry market price per head was $29.75 and $41.08 during the quarters ended November 30, 1998 and 1997, respectively. The average weaned pig net sales price per head was $37.12 and the average weaned pig industry market price per head was $17.01 during the quarter ended November 30, 1998.

     Alliance recorded $85,698 of start-up costs relating primarily to the operation of the 5,000-sow pig production facility under construction in Yuma County, Colorado during the three months ended November 30, 1998 and $403,609 of start-up costs relating to the operation of the second feeder pig production facility in Wayne County, Illinois under construction during the three months ended November 30, 1997. All costs for the three month period ended November 30, 1998 and 1997 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new pig production facilities.

     Administrative expenses were $264,957 for the three months ended November 30, 1998 compared to $169,738 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.

     Interest expense of $400,241 for the three months ended November 30, 1998 as compared to $381,549 for the prior year period, was incurred in financing the development of eight existing and two new pig production facilities. This increase is primarily due to the increase in the outstanding loan balance. As of November 30, 1998, Alliance had borrowed $16,460,107 from CoBank for construction and start up costs and $2,493,172 from Farmland for construction and start-up costs and for the purchase of land which is intended to be used for future expansion.
     Alliance incurred a net loss of $376,466 for the three months ended November 30, 1998 compared to a net income of $462,796 for the prior year period. The net loss for the first quarter of fiscal 1999 was due primarily to the elimination of the additional $4.50 margin charged on every feeder pig sold as well as a decline in production and approximately $249,000 of losses incurred on the sale of breeding stock due to market conditions. These losses are somewhat offset by the per pig sales price exceeding current operating costs, as previously discussed. The net income for the first quarter of fiscal 1998 was attributable to improved gross margins resulting from the per pig sales price exceeding current operating costs, as previously discussed. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.

     YEAR 2000. The Company has completed an assessment of the changes needed to make its financial system, operational system and equipment year 2000 compliant. A plan has been developed to implement such changes. A software application that will meet the financial and reporting needs of the Company and that is year 2000 compliant has been purchased. Installation, testing and training are anticipated to occur in early 1999. The cost of replacement software is approximately $20,000. Currently, the Company is reviewing the non-information technology related systems. At this time, no equipment that is date sensitive has been identified. The time frame and cost associated with becoming year 2000 compliant is based on management's best estimates, although no assurances can be given in this regard. The Company intends to evaluate its reliance on third parties to determine and minimize the extent to which its operations may be dependent on such third parties to remediate year 2000 issues in their systems. In addition, as systems are tested the Company intends to develop a contingency backup plan for systems which exhibit possible year 2000 problems.

 Item 6.    Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended November 30, 1998.

     27   Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended November 30, 1998.



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

Dated:  January 14, 1999