Form 10QSB
period 1999-02-28
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1999-04-09
CIK 927536

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                             Commission File
February 28, 1999                                    Number 0000927536




                     ALLIANCE FARMS COOPERATIVE ASSOCIATION
       (Exact name of small business issuer as specified in its charter)



Colorado                                                   84-1270685
(State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)



                   503 East 8th Avenue, Yuma, Colorado  80759
                    (Address of principal executive offices)

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 14, 1999, there were 190 shares of the issuer's common stock outstanding, of which 136 were shares of Class A common stock and 54 were shares of Class B common stock.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]



                          ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                      BALANCE SHEETS
                                         UNAUDITED

                                                               February 28, 1999                August 31, 1998

ASSETS
Current Assets:
Receivables, trade                                                            $0                          $4,620
   Receivables, non-trade (Note 3)                                           45,214                         145,832
   Inventory  (Note 4)                                                    3,969,598                       3,591,665
   Other current assets                                                     313,122                          50,160

       Total current assets                                              $4,327,934                      $3,792,277

   Property, plant and equipment, at cost                               $28,585,356                     $25,140,867
   Less accumulated depreciation                                          3,927,030                       3,266,290

                                                                        $24,658,326                     $21,874,577


   Breeding stock                                                        $4,286,790                      $4,515,230
   Less accumulated depreciation                                          1,148,669                       1,027,749

                                                                         $3,138,121                      $3,487,481
   Other assets, net of $127,603 and $109,218
     accumulated amortization                                              $335,458                        $370,220

                                                                        $32,459,839                     $29,524,555


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                          $461,378                        $279,069
   Current maturities of long-term debt (Note 5)                          1,812,000                       1,812,000
   Accounts payable (Note 3)                                              1,048,642                         917,338
   Patronage refund payable                                                       0                         433,115
   Accrued property tax                                                     456,907                         332,587
   Accrued payroll                                                          123,687                         145,118
   Other accrued expenses                                                   399,957                         389,010

     Total current liabilities                                           $4,302,571                      $4,308,237

Long-term debt (Note 5)                                                 $17,067,379                     $15,996,775

Shareholders' equity:
   Class A common stock of $.01 par value;  authorized
     5,000 shares, issued and outstanding 136 shares at
February 28,
     1999 and 119 shares at August 31, 1998                                      $1                              $1
   Class B common stock of $.01 par value;  authorized
     2,500 shares, issued and outstanding 54 shares at
February 28,
     1999 and 36 shares at August 31, 1998                                        1                               0
   Class C common stock of $.01 par value;
     authorized 2,500 shares, none issued                                         0                               0
   Additional paid-in capital                                            13,182,431                      10,751,324
   Patronage refund for reinvestment                                      1,031,533                       1,031,533
   Accumulated deficit                                                  (3,124,077)                     (2,563,315)

      Total shareholders' equity                                        $11,089,889                      $9,219,543
     Commitments and Contingencies (Note 6)                                  ------                          ------

                                                                        $32,459,839                     $29,524,555



See accompanying notes to financial statements


                 ALLIANCE FARMS COOPERATIVE ASSOCIATION
                   CONDENSED STATEMENTS OF OPERATIONS
                               UNAUDITED





                               Three Month Periods        Six Month Periods
                                      Ended                     Ended
                                    February 28               February 28

                                  1999         1998           1999         1998


Net sales (Notes 2 and 3)      $4,205,780   $4,808,904     $8,507,687   $8,970,810
Cost of goods sold (Note 3)     3,590,028    3,523,858      7,278,842    6,232,030


     Gross  margin                615,752    1,285,046      1,228,845    2,738,780

Expenses related to start-up
  of new production facilities          0       45,438         85,698      449,047
Administrative expenses           231,816      156,921        496,773      326,659
(Gain) Loss on sale of breedin    288,616      (7,562)        537,267       55,539
stock


Operating income                  $95,320   $1,090,249       $109,107   $1,907,535

Other income (expense):
   Interest expense             (374,259)    (334,566)      (774,500)    (716,115)
   Other                           94,643       25,102        104,631       52,161

                                (279,616)    (309,464)      (669,869)    (663,954)



Net income (loss)              ($184,296)     $780,785     ($560,762)   $1,243,581





             See accompanying notes to financial statements


                        ALLIANCE FARMS COOPERATIVE ASSOCIATION
                               STATEMENTS OF CASH FLOWS
                                      UNAUDITED

                                                                Six Month Periods Ended
                                                                       February 28
                                                                  1999                    1998

Cash flows from operating activities:
   Net income (loss)                                                ($560,762)               $1,243,581
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                  1,317,326                1,285,421
        Loss on sale of breeding stock                                 537,267                   55,539
   Changes in assets and liabilities:
        Receivables                                                    105,238                  187,856
        Inventory                                                    (377,933)                (512,289)
        Other current assets                                         (262,962)                 (57,949)
        Other assets                                                    16,377                 (23,751)
        Accounts payable                                               131,304                  220,296
        Accrued expenses                                               113,836                  184,180

            Net cash provided by operating activities               $1,019,691               $2,582,884

Cash flows from investing activities:
   Capital expenditures                                           ($4,520,308)             ($5,660,496)
   Proceeds from sale of breeding stock                                249,712                  794,038

          Net cash used in investing activities                   ($4,270,596)             ($4,866,458)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                         $1,531,518                 $443,869
   Net increase in revolving term credit                             1,078,486                  410,631
   Payment on long term debt                                         (906,000)                (603,300)
   Decrease in note payable to Farmland                              (633,400)                (116,666)
   Loan origination fees                                                     0                   12,000
   Payment of patronage refund                                       (433,115)                        0
   Issuance of common shares, net of offering cost                   2,431,107                2,104,638
   Increase in bank overdraft                                          182,309                   32,402
            Net cash provided by

                    financing activities:                           $3,250,905               $2,283,574


            Change in cash                                                  $0                       $0

Cash at beginning of period                                                  0                        0

Cash at end of period                                                       $0                       $0




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

2.   Sales

     Alliance sold nearly 100% of its feeder and weaned pigs to its members for the three and six month periods ended February 28, 1999 and 1998 respectively, at a contractual price which is based on Alliance's operating costs, debt service and an additional amount of $0 to $4.50 per pig sold. Prior to September 1, 1998 the contractual price for feeder pigs was based on a twelve month rolling average for operating costs and the additional fixed amount of $4.50 per pig. Effective September 1, 1998 the contractual price for feeder pigs is based on a five month rolling average for operating costs and an additional amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion. The contractual price for weaned pigs is based on a five month rolling average for operating costs and an additional amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion. For the six months ended February 28, 1999 $0 additional amount per pig was charged in addition to the operating costs and debt service for feeder and weaned pigs.

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

     Alliance's average net sales price and the average industry market price were as follows:

                                             Three Months Ended      Six Months Ended
                                                           February 28        February 28

                                                             1999         1998       1999         1998


         Feeder Pig Average Net Sales Price                 51.76        59.86      50.96        59.82
         Feeder Pig Average Industry Market*                39.91        38.83      34.83        40.26
         Weaned Pig Average Net Sales Price                 37.71          N/A      37.41          N/A
         Weaned Pig Average Industry Market*                23.23          N/A      20.12          N/A

         * Provided by the USDA - Iowa Department of Ag Market News


       3. Transactions with Effingham, Farmland and Yuma


     Alliance purchased feed and propane from Effingham Equity (Effingham), feed from Yuma Farmers' Milling and Mercantile Cooperative (Yuma), and animal health supplies and breeding stock from Farmland Industries, Inc. (Farmland) based on market prices. Effingham, Farmland and Yuma are members of Alliance. Alliance also sold feeder pigs to Farmland and Yuma and weaned pigs to Farmland. Such purchases and sales were as follows:

                                               Three Months Ended         Six Months Ended


                                                   February 28              February 28


                                                       1999             1998            1999             1998


         Feed Purchases                          $1,233,500       $1,524,908      $2,366,195       $2,894,087
         Propane Purchases                           30,146           33,240          46,221           50,996
         Animal Health Purchases                    115,189           41,490         212,540           87,038
         Breeding Stock Purchases                   709,992          914,821       1,106,410        1,512,560
         Feeder & Weaned Pig Sales                1,987,558        2,962,334       4,211,722        5,715,787

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                    Three Months Ended         Six Months Ended


                                        February 28               February 28


                                          1999              1998           1999                1998


         Royalty Income                     $0           $14,730          $3,540                $21,100

     Farmland provided Alliance with an administrative office in Yuma, Colorado at no cost through July 31, 1998. Commencing August 1, 1998 Alliance and Farmland began to equally share the office rent. Farmland also performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement. The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994. Amounts paid by Alliance to Farmland under such agreement were as follows:

                                    Three Months Ended           Six Months Ended
                                        February 28                 February 28


                                          1999              1998              1999             1998


         Management Fee                $98,810           $89,225          $201,161         $167,067

     Alliance had $45,214 and $145,832 of non-trade receivables at February 28, 1999 and August 31, 1998, respectively. The $45,214 due Alliance at February 28, 1999 was due in part from Farmland for royalty fees incurred and for items received out of Alliance's shop stock inventory, and the remainder from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory. The $145,832 due Alliance at August 31, 1998 was due in part from Farmland for royalty fees incurred and the remainder from Pig Producers I, LP for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory.

     Alliance owed  $284,111,  $97,438 and  $31,096  at February  28,  1999  and
     $278,650, $87,389 and  $61,768 at  August 31,  1998 to  Farmland, Yuma  and
     Effingham, respectively, for goods and services. Alliance is also obligated to Farmland in the amount of $333,172 at February 28, 1999 for funds used to purchase land for future expansion. See note 5.

4.       Inventories


     Major components of inventories as of February 28, 1999 and August 31, 1998 are as follows:

                                February 28        August 31
                                    1999              1998


      Feeder and Weaned Pigs    $  3,863,880      $  3,467,308
      Other                          105,718           124,357

                                $  3,969,598      $  3,591,665



5.   Long-Term Debt


     Long term debt at February 28, 1999 and August 31, 1998 consisted of the following:

                                    February 28      August 31
                                        1999            1998

      CoBank Term Loan               $10,917,800      $11,823,800
      CoBank Construction Loan         5,156,625        3,625,107
      CoBank Revolving Term            2,471,782        1,393,296
      Credit
      Note Payable to Farmland           333,172          966,572

                                     $18,879,379      $17,808,775

      Less Current Maturities          1,812,000        1,812,000

                                     $17,067,379      $15,996,775




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

     The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of February 28, 1999, $4,541,593 was immediately available to Alliance under its credit facility. The availability of $15,928,900 of unused term loans and $4,130,000 of revolving term credit and $9,760,000 of construction loans under the CoBank credit facility is restricted and may be available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of Class A common stock sold and $1,675,000 of term loans and $485,000 of revolving term credit for every $1,080,000 of Class B or Class C common stock sold).

     The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the existing non-revolving term debt are to be made in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan. Principal payments pursuant to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. For each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility. The revolving loan commitment will be reduced in 40 equal payments commencing on August 31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero. To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, the Company will be required to immediately make a principal payment in an amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment. Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans and for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of February 28, 1999, interest accrued on the outstanding principal balance on the respective loan portions under variable rates at 8.75% per annum for non-revolving term loans, 8.75% per annum for revolving term loans and 10.00% per annum for construction loans and between 8.01% and 9.14% for those portions under fixed rates. The interest rates applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. For the quarter ended February 28, 1999, the Company's interest rates charged on the non-revolving and revolving term loans had been reduced by 25 basis points. The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto. Alliance capitalized $68,142 and $33,042 of interest on construction for the three months ended February 28, 1999 and 1998 respectively and $102,852 and $38,606 of interest on construction for the six months ended February 28, 1999 and 1998 respectively.

     In obtaining the secured credit facility, and for each year in which the credit facility is effective, the Company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment. In addition, the Company will be required to pay an activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance. In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing and future Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least a 0.25 ratio of total equity to total assets for the period ending August 31, 1998 and thereafter a 0.35 ratio of total equity to total assets, (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one, (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. As of February 28, 1999 the Company was in compliance with each of these covenants except for maintaining a total equity to total assets ratio of 0.35. CoBank has provided a waiver for this violation.

     As of February 28, 1999, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion. This loan agreement with Farmland is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (7.75% at February 28, 1999). The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term on September 30, 2005.

     Long-term debt as of February 28, 1999 matures during the fiscal years ending August 31 in the following amounts:

                        1999.............$    906,000
                        2000.............   2,227,200
                        2001.............   2,288,995
                        2002.............   2,474,378
                        Thereafter.......  10,982,806

                         .................$18,879,379


6.       Commitments and Contingencies


     As of February 28, 1999 Alliance Farms was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado, two 2,450-sow feeder pig production facilities in Wayne County, Illinois, one 2,450-sow weaned pig production facility in Yuma County, Colorado, and one 2,450-sow weaned pig production facility in Wayne County, Illinois. A 5,000-sow unit is under construction at February 28, 1999. At February 28, 1999, commitments for construction of said facility totaled $776,056. These commitments will be funded through bank borrowings.

     In the November 1998 general election, Colorado voters adopted amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations. Such amendments may have material and adverse consequences to Alliance Farms and its business. These amendments mandate certain water and air quality control measures that must be implemented by commercial swine feeding operations housing at lease 800,000 pounds of swine or which are deemed commercial under local law.
     Regulations implementing the amendments were recently promulgated and the amendments almost certainly are applicable to Alliance's Colorado operations.

     Although Alliance has begun to evaluate the impact that the amendments would have, Alliance presently is unable to estimate the costs that reasonably could be expected to be incurred to comply with the amendments and any related regulations that may be promulgated.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


STATEMENTS MADE IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, OR THAT
STATE ALLIANCE'S, OR MANAGEMENT'S INTENTIONS, HOPES, BELIEFS,   EXPECTATIONS, OR
PREDICTIONS OF THE FUTURE, ARE "FORWARD-LOOKING   STATEMENTS" WITHIN THE MEANING
OF SECTION 21E OF THE SECURITIES AND   EXCHANGE ACT OF 1934, AS AMENDED, AND
INVOLVE RISKS AND UNCERTAINTIES.    IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS
COULD DIFFER MATERIALLY FROM   THOSE EXPRESSED IN SUCH FORWARD-LOOKING
STATEMENTS.  FACTORS THAT COULD   CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES
INCLUDE, BUT ARE NOT LIMITED TO,   THOSE DISCUSSED UNDER THE CAPTION *FACTORS
THAT MAY AFFECT FUTURE RESULTS   OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS*
IN ALLIANCE'S ANNUAL   REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED AUGUST
31, 1998, AS WELL   AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED
WITH THE   SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1999, Alliance reported working capital of $25,363 and total assets of $32,459,839. Alliance issued 17 shares of Class A common stock and 18 shares of Class B common stock in February 1999 for net proceeds of $2,431,107. Alliance used these funds to repay the balance owed Farmland pursuant to a $2,160,000 loan agreement, and for the development, population, and start-up of a 5,000-sow unit in Yuma County, Colorado.

     As of February 28, 1999, Alliance has 136 shares of Class A Common Stock issued and outstanding, 54 shares of Class B Common Stock issued and outstanding, no issued and outstanding shares of Class C Common Stock and is offering an additional 17 shares of Class A Common Stock and 72 shares of Class C Common Stock to qualified prospective investors. As of February 28, 1999, Alliance had $4,541,593 immediately available under its credit facility with CoBank, consisting of $3,483,376 of construction loans and $1,058,217 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied.

     As of February 28, 1999, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion. During the six month period ended February 28, 1999, Alliance incurred capital expenditures of $386,228 for construction of its two weaned pig production facilities in located in Yuma County, Colorado and Wayne County, Illinois and $3,399,123 for construction of the 5,000-sow pig production facility in Yuma County, Colorado currently under construction. The remaining capital expenditures were for replacement breeding stock and building construction for the first seven production facilities.
     Major uses of cash during the six months ended February 28, 1999 include $4,520,308 for capital expenditures on new and existing facilities, $906,000 of principal payments on long term debt, $633,400 payment on Farmland note and $433,115 payment of patronage refunds. Major sources of cash include
$1,531,518 of proceeds from the issuance of long term debt, $1,078,486 increase in revolving term credit, $2,431,107 of net proceeds from issuance of common stock and $1,019,691 in cash provided by operating activities. The decrease in cash provided by operating activities in 1999 is primarily attributable to the net loss incurred of $560,762 compared to net income of $1,243,581 for the prior period.

THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     Shipments of feeder pigs were lower for the three months ended February 28, 1999 than in the prior year. Alliance began shipping weaned pigs in August 1998. Alliance shipped 67,506 feeder pigs and 18,866 weaned pigs for the quarter ended February 28, 1999 compared to 80,331 feeder pigs and no weaned pigs shipped for the quarter ended February 28, 1998 for a decrease in the number of feeder pigs shipped of approximately 16%. Shipments are down due to a decline in farrowing rates and born alive. Net sales for the quarter ended February 28, 1999 decreased to $4,205,780 from $4,808,904 for the prior year
period, a decrease of $603,124 or 13%.   The above decrease in volume and sales
dollars occurred, despite the fact that seven feeder pig units were in operation for the quarter ended February 28, 1999, whereas only six feeder pig units were in operation for six weeks and seven feeder pig units were in operation for seven weeks of the quarter ended February 28, 1998. The first two weaned pig units began operation in the quarter ended February 28, 1999. The sales price per feeder pig pursuant to Alliance's Pig Purchase Agreements was lower for the quarter ended February 28, 1999 due to the five month rolling average of operating costs being less than the twelve month rolling average of operating costs for the quarter ended February 28, 1998. Also, during the quarter ended February 28, 1998, an additional $4.50 margin was charged on every feeder pig sold. Effective September 1, 1998, the margin was changed to $0 to $4.50, as determined periodically by the Board of Directors at its discretion. For the quarter ended February 28, 1999 $0 margin per pig was charged in
addition to the operating costs and debt service.   Average net sales prices for
feeder and weaned pigs were $51.76 and $37.71 during the quarter ended February 28, 1999 and $59.86 and $0 during the quarter ended February 28, 1998, respectively. Net sales for the quarter ended February 28, 1999 consisted of $3,494,339 feeder pig sales and $711,441 weaned pig sales.

     Alliance earned gross margins of $615,752 and $1,285,046 for the three month periods ended February 28, 1999 and 1998, respectively. This decline in gross margin is partially due to the $4.50 additional margin per pig no longer being charged. As previously described, the selling price for Alliance's feeder and weaned pigs is based on, among other things, the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively. For the second quarter of fiscal 1999, Alliance's average net sales price for feeder and weaned pigs exceeded then current production costs by $7.13 per pig sold. For the second quarter of fiscal 1998, the net sales price exceeded then current production costs by $16.00 per pig sold.
     Sales to Farmland and Yuma for the three month periods ended February 28,
1999 and 1998 were $1,987,558 and $2,962,334, respectively.   The average feeder
pig net sales price per head was $51.76 and $59.86 and the average feeder pig industry market price per head was $39.91 and $38.83 during the quarters ended February 28, 1999 and 1998, respectively. The average weaned pig net sales price per head was $37.71 and the average weaned pig industry market price per head was $23.23 during the quarter ended February 28, 1999.
     No start-up costs were recorded during the three months ended February 28, 1999. Alliance recorded start-up costs of $45,438 relating to the operation of the weaned pig production facilities in both Yuma County, Colorado and Wayne County, Illinois under construction during the three months ended February 28, 1998. All costs for the three month period ended February 28, 1998 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new pig production facilities.

     Administrative expenses were $231,816 for the three months ended February 28, 1999 compared to $156,921 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and
professional fees.   Alliance also incurred expenses of $50,000 related to the
Colorado regulation of housed commercial swine feeding operations.

     Interest expense of $374,259 for the three months ended February 28, 1999 as compared to $334,566 for the prior year period, was incurred in financing the development of nine existing and one new pig production facilities. This increase is primarily due to the increase in the outstanding loan balance. As of February 28, 1999, Alliance had borrowed $18,546,207 from CoBank for construction and start up costs and $333,172 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance incurred a net loss of $184,296 for the three months ended February 28, 1999 compared to a net income of $780,785 for the prior year period. The net loss for the second quarter of fiscal 1999 was attributable to the current costs per pig exceeding the rolling average cost that per pig sales are based on by $2.13 per feeder and weaned pig shipped, caused primarily by the elimination of the additional $4.50 margin charged on every feeder pig sold as well as a decline in production and approximately $289,000 of losses incurred on the sale of breeding stock due to market conditions. The net income for the second quarter of fiscal 1998 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs per pig by $9.72 per pig shipped, caused primarily by an improvement in productivity. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.






SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     Shipments of feeder pigs were lower for the six months ended February 28, 1999 than in the prior year. Alliance began shipping weaned pigs in August 1998. Alliance shipped 138,506 feeder pigs and 38,762 weaned pigs for the six months ended February 28, 1999 compared to 149,975 feeder pigs and no weaned pigs shipped for the six months ended February 28, 1998 for a decrease in the number of feeder pigs shipped of approximately 8%. Shipments are down due to a
decline in farrowing rates and born alive.   Net sales for the six months ended
February 28, 1999 decreased to $8,507,687 from $8,970,810 for the prior year period, a decrease of $463,123, or 5%. The above decrease in volume and sales dollars occurred, despite the fact that seven feeder pig units were in operation for twenty six weeks of the first half of fiscal 1999, whereas six feeder pig units were in operation for nineteen weeks and seven feeder pig units were in operation for seven weeks of the first half of fiscal 1998. One weaned pig unit was in operation for five weeks and two weaned pig units were in operation for twenty-one weeks of the first half of fiscal 1999, whereas no weaned pig units were in operation for the first half of fiscal 1998. The sales price per feeder pig pursuant to Alliance's Pig Purchase Agreements was lower due to the five month rolling average of operating costs for the first half of fiscal 1999 being less than the twelve month rolling average of operating costs for the first half of fiscal 1998. Also, during the first half of fiscal 1998, an additional $4.50 margin was charged on every feeder pig sold. Effective September 1, 1998, the margin was changed to $0 to $4.50, as determined periodically by the Board of Directors at its discretion. For the first half of fiscal 1999 $0 margin per pig was charged in addition to the operating costs and debt service. Average net sales prices for feeder and weaned pigs were $50.96 and $37.41 during the six months ended February 28, 1999 and $59.82 and $0 during the six months ended February 28, 1998, respectively. Net sales for the six months ended February 28, 1999 consisted of $7,057,741 feeder pig sales and $1,449,946 weaned pig sales.

     Alliance earned gross margins of $1,228,845 and $2,738,780 for the six month periods ended February 28, 1999 and 1998, respectively. This decline in gross margin is partially due to the $4.50 additional margin per pig no longer being charged. As previously described, the selling price for Alliance's feeder and weaned pigs is based on, among other things, the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively. For the first half of fiscal 1999, Alliance's average net sales price for feeder and weaned pigs exceeded then current production costs by $6.93 per pig sold. For the first half of fiscal 1998, Alliance's net sales price exceeded then current production costs by $18.26 per pig sold.

     Sales to Farmland and Yuma for the six month periods ended February 28,
1999 and 1998 were $4,211,722 and $5,715,787, respectively.   The average feeder
pig net sales price per head was $50.96 and $59.82 and the average feeder pig industry market price per head was $34.83 and $40.26 during the six month periods ended February 28, 1999 and 1998, respectively. The average weaned pig net sales price per head was $37.41 and the average weaned pig industry market price per head was $20.12 during the six month period ended February 28, 1999.

          Alliance recorded $85,698 of start-up costs relating primarily to the operation of the weaned pig production facility under construction in Yuma County, Colorado during the six months ended February 28, 1999 and $449,047 of start-up costs relating to the operation of the weaned pig production facilities in both Yuma County, Colorado and Wayne County, Illinois under construction during the six months ended February 28, 1998. All costs for the six month periods ended February 28, 1999 and 1998 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new pig production facilities.

     Administrative expenses were $496,773 for the six months ended February 28, 1999 compared to $326,659 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and
professional fees.   Alliance also incurred expenses of $100,000 related to the
Colorado regulation of housed commercial swine feeding operations.

     Loss on sale of breeding stock was $537,267 for the six months ended February 28, 1999 compared to $55,539 for the prior year period. This increase is attributable to lower market conditions during the first half of fiscal 1999 as compared to the first half of fiscal 1998.

     Interest expense of $774,500 for the six months ended February 28, 1999 as compared to $716,115 for the prior year period, was incurred in financing the development of nine existing and one new pig production facilities. This increase is primarily due to the increase in the outstanding loan balance, partially offset by the capitalization of $102,852 of interest in the first half of fiscal 1999 compared to $38,606 in the first half of fiscal 1998. As of February 28, 1999, Alliance had borrowed $18,546,207 from CoBank for construction and start up costs and $333,172 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance incurred a net loss of $560,762 for the six months ended February 28, 1999 compared to a net income of $1,243,581 for the prior year period. The net loss for the first half of fiscal 1999 was attributable to the current costs per pig exceeding the rolling average cost that per pig sales are based on by $3.16 per feeder and weaned pig shipped, caused primarily by the elimination of the additional $4.50 margin charged on every feeder pig sold as well as a decline in production and approximately $537,000 of losses incurred on the sale of breeding stock due to market conditions. The net income for the first half of fiscal 1998 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs per pig by $8.29 per pig shipped, caused primarily by an improvement in productivity. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.

     YEAR 2000. The Company has completed an assessment of the changes needed to make its financial system, operational system and equipment year 2000 compliant. A plan has been developed to implement such changes. A software application that will meet the financial and reporting needs of the Company and that is year 2000 compliant has been purchased. Installation, testing and training has begun and are anticipated to be completed in the third quarter of fiscal 1999. The cost of the replacement software was approximately $20,000. Currently, the Company is reviewing the non-information technology related systems. At this time, no equipment that is date sensitive has been identified. The time frame and cost associated with becoming year 2000 compliant is based on management's best estimates, although no assurances can be given in this regard. The Company intends to evaluate its reliance on third parties to determine and minimize the extent to which its operations may be dependent on such third parties to remediate year 2000 issues in their systems. In addition, as systems are tested the Company intends to develop a contingency backup plan for systems which exhibit possible year 2000 problems.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Members of Alliance Farms Cooperative Association was held on December 8, 1998. The following matters were submitted to a vote of the members:

     Item 1.  Election of Directors

     Wayne N. Snyder, Doug Brown, Merl Daniel, Loren Keppy and Larry Welsh each were elected as directors of Alliance Farms for a term expiring at the 1999 Annual Meeting of Members and until their respective successors are duly elected and qualified or until their earlier resignation or removal. The vote with respect to the election of directors was as follows:

     Nominee        Affirmative Votes        Withheld Authority


     Mr. Snyder           118                       2
     Mr. Brown            116                       4
     Mr. Daniel           120                       0
     Mr. Keppy            120                       0


     Item 2.  Selection of Independent Auditors

     KPMG LLP (formerly (KPMG Peat Marwick LLP) was selected as the Association's independent auditors for the fiscal year ending August 31, 1999. The vote with respect to the approval of KPMG LLP was as follows:

          Affirmative Votes     120
          Negative Votes          0
          Abstentions             0

 Item 6.    Exhibits and Report on Form 8-K
(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended February 28, 1999.

     27   Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended February 28, 1999.



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

Dated:  April 9, 1999