Form 10QSB
period 1999-05-31
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1999-07-15
CIK 927536

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                             Commission File
May 31, 1999                                         Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 15, 1999, there were 190 shares of the issuer's common stock outstanding, of which 136 were shares of Class A common stock and 54 were shares of Class B common stock.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]


                          ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                      BALANCE SHEETS
                                         UNAUDITED

                                                                 May 31, 1999                   August 31, 1998

ASSETS
Current Assets:
   Receivables, trade                                                       $12,573                          $4,620
   Receivables, non-trade (Note 3)                                           27,323                         145,832
   Inventory  (Note 4)                                                    4,250,979                       3,591,665
   Other current assets                                                      18,170                          50,160

       Total current assets                                              $4,309,045                      $3,792,277

   Property, plant and equipment, at cost                               $29,209,795                     $25,140,867
   Less accumulated depreciation                                          4,308,872                       3,266,290

                                                                        $24,900,923                     $21,874,577


   Breeding stock                                                        $3,849,670                      $4,515,230
   Less accumulated depreciation                                          1,212,509                       1,027,749

                                                                         $2,637,161                      $3,487,481
   Other assets, net of $136,796 and $109,218
     accumulated amortization                                              $396,023                        $370,220

                                                                        $32,243,152                     $29,524,555



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                          $783,473                        $279,069
   Current maturities of long-term debt (Note 5)                          1,812,000                       1,812,000
   Accounts payable (Note 3)                                                420,550                         917,338
   Patronage refund payable                                                       0                         433,115
   Accrued property tax                                                     653,019                         332,587
   Accrued payroll                                                          133,662                         145,118
   Other accrued expenses                                                   961,767                         389,010

     Total current liabilities                                           $4,764,471                      $4,308,237

Long-term debt (Note 5)                                                 $15,796,779                     $15,996,775

Shareholders' equity:
   Class A common stock of $.01 par value;  authorized
     5,000 shares, issued and outstanding 136 shares at May
31,
     1999 and 119 shares at August 31, 1998                                      $1                              $1
   Class B common stock of $.01 par value;  authorized
     2,500 shares, issued and outstanding 54 shares at May
31,
     1999 and 36 shares at August 31, 1998                                        1                               0
   Class C common stock of $.01 par value;
     authorized 2,500 shares, none issued                                         0                               0
   Additional paid-in capital                                            13,182,431                      10,751,324
   Patronage refund for reinvestment                                      1,031,533                       1,031,533
   Accumulated deficit                                                  (2,532,064)                     (2,563,315)

      Total shareholders' equity                                        $11,681,902                      $9,219,543
     Commitments and Contingencies (Note 6)                                  ------                          ------

                                                                        $32,243,152                     $29,524,555


                      See accompanying notes to financial statements



                        ALLIANCE FARMS COOPERATIVE ASSOCIATION
                          CONDENSED STATEMENTS OF OPERATIONS
                                       UNAUDITED





                                                Three Month Periods            Nine Month Periods Ended
                                                       Ended
                                                       May 31                           May 31

                                                   1999              1998                  1999              1998




Net sales (Notes 2 and 3)                         $5,227,862        $4,375,672           $13,735,549       $13,346,482
Cost of goods sold (Note 3)                        3,913,718         3,460,916            11,192,560         9,692,946


     Gross margin                                  1,314,144           914,756             2,542,989         3,653,536

Expenses related to start-up
  of new production facilities                        46,712           342,814               132,410           791,861
Administrative expenses                              214,979           319,403               711,752           646,062
Loss on sale of breeding stock                       204,002           103,518               741,269           159,057


Operating income                                    $848,451          $149,021              $957,558        $2,056,556

Other income (expense):
   Interest expense                                (364,042)         (412,924)           (1,138,542)       (1,129,039)
   Other                                             107,604           246,194               212,235           298,355

                                                   (256,438)         (166,730)             (926,307)         (830,684)



Net income (loss)                                   $592,013         ($17,709)               $31,251        $1,225,872





                    See accompanying notes to financial statements


                        ALLIANCE FARMS COOPERATIVE ASSOCIATION
                               STATEMENTS OF CASH FLOWS
                                      UNAUDITED


                                                                Nine Month Periods Ended
                                                                         May 31
                                                                  1999                    1998



Cash flows from operating activities:
   Net income                                                          $31,251               $1,225,872
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                  2,009,653                1,922,780
        Loss on sale of breeding stock                                 741,269                  159,057
   Changes in assets and liabilities:
        Receivables                                                    110,556                   64,722
        Inventory                                                    (659,314)                (540,799)
        Other current assets                                            31,990                 (68,025)
        Other assets                                                  (53,380)                (104,778)
        Accounts payable                                             (496,788)                  512,286
        Accrued expenses                                               881,733                  148,694

            Net cash provided by operating activities               $2,596,970               $3,319,809

Cash flows from investing activities:
   Capital expenditures                                           ($5,348,698)             ($7,305,367)
   Proceeds from sale of breeding stock                                449,328                1,385,582

          Net cash used in investing activities                   ($4,899,370)             ($5,919,785)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                         $2,523,116               $2,658,785
   Net decrease in revolving term credit                             (730,712)                (309,782)
   Payment on long term debt                                       (1,359,000)                (970,400)
   Decrease in note payable to Farmland                              (633,400)                (116,666)
   Loan origination fees                                                     0                   12,000
   Payment of patronage refund                                       (433,115)                        0
   Issuance of common shares, net of offering cost                   2,431,107                2,032,087
   Increase (decrease) in bank overdraft                               504,404                (706,048)
            Net cash provided by

                    financing activities:                           $2,302,400               $2,599,976


            Change in cash                                                  $0                       $0

Cash at beginning of period                                                  0                        0

Cash at end of period                                                       $0                       $0



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

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The August 31, 1998 balance sheet presented in the accompanying condensed financial statements was derived from the financial statements in Alliance's August 31, 1998 Annual Report on Form 10-KSB. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes in Alliance's August 31, 1998 Annual Report on Form 10-KSB.

2.   Sales

     Alliance sold nearly 100% of its feeder and weaned pigs to its members for the three and nine month periods ended May 31, 1999 and 1998 respectively, at a contractual price which is based on Alliance's operating costs, debt service and an additional amount of $0 to $4.50 per pig sold. Prior to September 1, 1998 the contractual price for feeder pigs was based on a twelve month rolling average for operating costs and the additional fixed amount of $4.50 per pig. Effective September 1, 1998 the contractual price for feeder pigs is based on a five month rolling average for operating costs and an additional amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion. The contractual price for weaned pigs is based on a five month rolling average for operating costs and an additional amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion. For the nine months ended May 31, 1999 $0 additional amount per pig was charged in addition to the operating costs and debt service for feeder and weaned pigs.

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

     Alliance's average net sales price and the average industry market price were as follows:

                                             Three Months Ended      Nine Months Ended
                                                             May 31             May 31

                                                             1999         1998       1999         1998



         Feeder Pig Average Net Sales Price                 53.20        56.05      51.77        58.53
         Feeder Pig Average Industry Market*                46.89        35.14      38.85        39.48
         Weaned Pig Average Net Sales Price                 39.71          N/A      38.32          N/A
         Weaned Pig Average Industry Market*                30.77          N/A      23.67          N/A

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

                                               Three Months Ended        Nine Months Ended



                                                     May 31                    May 31


                                                       1999             1998            1999             1998



         Feed Purchases                          $1,112,298       $1,216,790      $3,478,493       $4,110,877
         Propane Purchases                            9,389           16,224          55,610           67,220
         Animal Health Purchases                    131,679           82,698         344,219          169,736
         Breeding Stock Purchases                   780,981          795,685       1,887,391        2,308,245
         Feeder & Weaned Pig Sales                2,404,664        2,293,777       6,616,386        8,009,564

     Farmland also pays Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that are then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement. The royalty, which is $10 per head selected, paid to Alliance under such agreement was as follows:

                                    Three Months Ended         Nine Months Ended

                                          May 31                    May 31


                                          1999              1998           1999                1998



         Royalty Income                  $0                $0              $3,540               $21,100



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

                                     Three Months Ended         Nine Months Ended
                                           May 31                     May 31


                                           1999              1998             1999             1998


         Management Fee                  $119,843           $87,277         $321,004         $254,344

     Alliance had $27,323 and $145,832 of non-trade receivables at May 31, 1999 and August 31, 1998, respectively. The $27,323 due Alliance at May 31, 1999 was due in part from Farmland for royalty fees incurred and for items received out of Alliance's shop stock inventory, and the remainder from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory. The $145,832 due Alliance at August 31, 1998 was due in part from Farmland for royalty fees incurred and the remainder from Pig Producers I, LP for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory.

     Alliance owed $546,815, $122,060 and $74,121 at May 31, 1999 and $278,650,
     $87,389 and $61,768 at August 31, 1998 to Farmland, Yuma and Effingham, respectively, for goods and services. Alliance is also obligated to Farmland in the amount of $333,172 at May 31, 1999 for funds used to purchase land for future expansion. See note 5.

4.       Inventories


     Major components of inventories as of May 31, 1999 and August 31, 1998 are as follows:

                                 May 31           August 31
                                  1999               1998


      Feeder and Weaned Pigs...$  4,092,941      $ 3,467,308
      Other ...................     158,038          124,357

      .........................$  4,250,979      $ 3,591,665



5.   Long-Term Debt


     Long term debt at May 31, 1999 and August 31, 1998 consisted of the following:

                                                          May 31                August 31

                                                           1999                    1998

         CoBank Term Loan                                  $10,464,800              $11,823,800
         CoBank Construction Loan                            6,148,223                3,625,107
         CoBank Revolving Term Credit                          662,584                1,393,296
         Note Payable to Farmland                              333,172                  966,572

                                                           $17,608,779              $17,808,775

         Less Current Maturities                             1,812,000                1,812,000

                                                           $15,796,779              $15,996,775





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

     The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of May 31, 1999, $5,919,193 was immediately available to Alliance under its credit facility. The availability of $16,381,900 of unused term loans and $4,130,000 of revolving term credit and $9,200,000 of construction loans under the CoBank credit facility is restricted and may be available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of Class A common stock sold and $1,675,000 of term loans and $485,000 of revolving term credit for every $1,080,000 of Class B or Class C common stock sold).

     The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the existing non-revolving term debt are to be made in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan. Principal payments pursuant to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. For each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility. The revolving loan commitment will be reduced in 40 equal payments commencing on August 31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero. To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, the Company will be required to immediately make a principal payment in an amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment. Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans and for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of May 31, 1999, interest accrued on the outstanding principal balance on the respective loan portions under variable rates at 9.00% per annum for non-revolving term loans, 9.00% per annum for revolving term loans and 10.00% per annum for construction loans and between 8.01% and 9.14% for those portions under fixed rates. The interest rates applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto. Alliance capitalized $55,058 and $0 of interest on construction for the three months ended May 31, 1999 and 1998 respectively and $157,910 and $38,606 of interest on construction for the nine months ended May 31, 1999 and 1998 respectively.

     In obtaining the secured credit facility, and for each year in which the credit facility is effective, the Company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment. In addition, the Company will be required to pay an activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance. In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing and future Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least a 0.25 ratio of total equity to total assets for the period ending August 31, 1998 and thereafter a 0.35 ratio of total equity to total assets, (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one, (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. As of May 31, 1999 the Company was in compliance with each of these covenants.

     As of May 31, 1999, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion. This loan agreement with Farmland is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (7.75% at May 31, 1999). The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term on September 30, 2005.

     Long-term debt as of May 31, 1999 matures during the fiscal years ending August 31 in the following amounts:

                        1999                   $     453,000
                        2000                       2,227,200
                        2001                       2,243,765
                        2002                       2,293,458
                        Thereafter                10,391,356

                                               $ 17,608,779


6.       Commitments and Contingencies


As of May 31, 1999 Alliance Farms was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado, two 2,450-sow feeder pig production facilities in Wayne County, Illinois, one 2,450-sow weaned pig production facility in Yuma County, Colorado and one 2,450-sow weaned pig production facility in Wayne County, Illinois. A 5,000-sow (2,500 feeder and 2,500 weaned pig production facility) unit in Yuma County, Colorado is nearly completed. Also, there are construction projects in Yuma County, Colorado for another nursery facility and an additional farrowing room. In Wayne County, Illinois there is construction underway on an additional farrowing room. At May 31, 1999, commitments for construction of said facilities totaled $677,620. These commitments will be funded through bank borrowings.

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

Alliance continues to evaluate the impact that the amendments would have. In this regard, Alliance is implementing an odor management plan that is designed to satisfy applicable air quality standards. If Alliance's implementation of its odor management plan does not result in compliance with air quality standards, Alliance would be required to take other, more costly odor management measures including possibly placing covers over the waste lagoons at Alliance's facilities. Such measures could have material and adverse consequences to Alliance Farms and its business. Alliance presently is unable to estimate the costs that reasonably could be expected to be incurred to comply with the amendments and any related regulations.



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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1999, Alliance reported a working capital deficit of $455,426 and total assets of $32,243,152. Alliance issued 17 shares of Class A common stock and 18 shares of Class B common stock in February 1999 for net proceeds of $2,431,107. Alliance used these funds to repay the balance owed Farmland pursuant to a $2,160,000 loan agreement, and for the development, population, and start-up of a 5,000-sow unit in Yuma County, Colorado.

     As of May 31, 1999, Alliance has 136 shares of Class A Common Stock issued and outstanding, 54 shares of Class B Common Stock issued and outstanding, no issued and outstanding shares of Class C Common Stock and was offering an additional 17 shares of Class A Common Stock and 72 shares of Class C Common Stock to qualified prospective investors. The offering of Class A Common Stock and Class C Common Stock expired on July 7, 1999 without additional shares being issued. As of May 31, 1999, Alliance had $5,919,193 immediately available under its credit facility with CoBank, consisting of $3,051,777 of construction loans and $2,867,416 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied.

     As of May 31, 1999, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion. During the nine month period ended May 31, 1999, Alliance incurred capital expenditures of $386,228 for construction of its two weaned pig production facilities in located in Yuma County, Colorado and Wayne County, Illinois, $4,025,838 for construction of the 5,000-sow pig production facility in Yuma County, Colorado currently under construction, and $35,505 for construction of the additional nursery facility in Yuma County, Colorado. The remaining capital expenditures were for replacement breeding stock and building construction for the first seven production facilities.

     Major uses of cash during the nine months ended May 31, 1999 include $5,348,698 for capital expenditures on new and existing facilities, $730,712 decrease in revolving term credit, $1,359,000 of principal payments on long term debt, $633,400 payment on Farmland note and $433,115 payment of patronage refunds. Major sources of cash include $2,523,116 of proceeds from the issuance of long term debt, $2,431,107 of net proceeds from issuance of common stock and $2,596,970 in cash provided by operating activities. The decrease in cash provided by operating activities in 1999 is primarily attributable to the net income of $31,251 compared to net income of $1,225,872 for the prior period.

THREE MONTHS ENDED MAY 31, 1999 AND 1998

     Shipments of feeder pigs were slightly higher for the three months ended May 31, 1999 than in the prior year. Alliance began shipping weaned pigs in August 1998. Alliance shipped 79,159 feeder pigs and 25,599 weaned pigs for the quarter ended May 31, 1999 compared to 78,065 feeder pigs and no weaned pigs shipped for the quarter ended May 31, 1998 for an increase in feeder pigs shipped of approximately 1%. Net sales for the quarter ended May 31, 1999 increased to $5,227,862 from $4,375,672 for the prior year period. Net sales for the quarter ended May 31, 1999 consisted of $4,211,296 feeder pig sales and $1,016,566 weaned pig sales. This is a decrease in feeder pig sales of $164,375 or 4%. Seven feeder pig units were in operation for the quarters ended May 31, 1999 and 1998. The two weaned pig units were in operation for the quarter ended May 31, 1999. The sales price per feeder pig pursuant to Alliance's Pig Purchase Agreements was lower for the quarter ended May 31, 1999 despite the five month rolling average of operating costs being more than the twelve month rolling average of operating costs for the quarter ended May 31, 1998. This is because during the quarter ended May 31, 1998, an additional $4.50 margin was charged on every feeder pig sold. Effective September 1, 1998, the margin was changed to $0 to $4.50, as determined periodically by the Board of Directors at its discretion. For the quarter ended May 31, 1999 $0 margin per pig was
charged in addition to the operating costs and debt service.   Average net sales
prices for feeder and weaned pigs were $53.20 and $39.71 during the quarter ended May 31, 1999 and $56.05 and $0 during the quarter ended May 31, 1998, respectively.

     Alliance earned gross margins of $1,314,144 and $914,756 for the three month periods ended May 31, 1999 and 1998, respectively. This increase in gross margin is due to the addition of two weaned pig units, partially offset by the $4.50 additional margin per pig no longer being charged. As previously described, the selling price for Alliance's feeder and weaned pigs is based on, among other things, the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively. For the third quarter of fiscal 1999, Alliance's average net sales price for feeder and weaned pigs exceeded then current production costs by $12.54 per pig sold. For the third quarter of fiscal 1998, the net sales price exceeded then current production costs by $11.72 per pig sold.

     Sales to Farmland and Yuma for the three month periods ended May 31, 1999
and 1998 were $2,404,664 and $2,293,777, respectively.   The average feeder pig
net sales price per head was $53.20 and $56.05 and the average feeder pig industry market price per head was $46.89 and $35.14 during the quarters ended May 31, 1999 and 1998, respectively. The average weaned pig net sales price per head was $39.71 and the average weaned pig industry market price per head was $30.77 during the quarter ended May 31, 1999.

     Alliance recorded $46,712 of start-up costs relating to the operation of the 5,000 sow pig production facility under construction in Yuma County, Colorado during the three months ended May 31, 1999 and $324,814 of start-up costs relating to the operation of the weaned pig production facilities in both Yuma County, Colorado and Wayne County, Illinois under construction during the three months ended May 31, 1998. All costs for the three month period ended May 31, 1999 and 1998 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new pig production facilities.

     Administrative expenses were $214,979 for the three months ended May 31, 1999 compared to $319,403 for the prior year period. The expenses for the three months ended May 31, 1998 included additional fees related to obtaining the secured credit facility with CoBank.

     Loss on sale of breeding stock was $204,002 for the three months ended May 31, 1999 compared to $103,518 for the prior year period. This increase is attributable to lower market conditions during the three months ended May 31, 1999 as compared to the prior year period.

     Interest expense of $364,042 for the three months ended May 31, 1999 as compared to $412,924 for the prior year period, was incurred in financing the development of nine existing and one new pig production facilities. This decrease is primarily due to the capitalization of $55,058 in the third quarter of fiscal 1999 and zero in the third quarter of fiscal 1998. As of May 31, 1999, Alliance had borrowed $17,275,607 from CoBank for construction and start up costs and $333,172 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance earned net income of $592,013 for the three months ended May 31, 1999 compared to a net loss of $17,709 for the prior year period. The net gain for the third quarter of fiscal 1999 was attributable to the rolling average cost that per pig sales are based on exceeding current costs per pig by $5.65 per feeder and weaned pig shipped, caused primarily by the addition of two weaned pig units. The net loss for the third quarter of fiscal 1998 was attributable to costs incurred related to the two pig production facilities under construction. These costs were significantly offset by the rolling average cost that per pig sales prices are based on exceeding then current costs per pig by $4.16 per pig shipped, caused primarily by an improvement in productivity. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.






NINE MONTHS ENDED MAY 31, 1999 AND 1998

     Shipments of feeder pigs were lower for the nine months ended May 31, 1999 than in the prior year. Alliance began shipping weaned pigs in August 1998. Alliance shipped 217,665 feeder pigs and 64,361 weaned pigs for the nine months ended May 31, 1999 compared to 228,040 feeder pigs and no weaned pigs shipped for the nine months ended May 31, 1998 for a decrease in the number of feeder pigs shipped of approximately 5%. Shipments are down due to a decline in
farrowing rates and pigs born alive.   Net sales for the nine months ended May
31, 1999 increased to $13,735,549 from $13,346,482 for the prior year period. Net sales for the nine months ended May 31, 1999 consisted of $11,269,037 feeder pig sales and $2,466,512 weaned pig sales. This is a decrease in feeder pig sales of $2,077,442 or 16%. The above decrease in volume and sales dollars occurred, despite the fact that seven feeder pig units were in operation for thirty-nine weeks of the nine months ended May 31, 1999, whereas six feeder pig units were in operation for nineteen weeks and seven feeder pig units were in operation for twenty weeks of the nine months ended May 31, 1998. One weaned pig unit was in operation for five weeks and two weaned pig units were in operation for thirty-four weeks of the nine months ended May 31, 1999, whereas no weaned pig units were in operation for the nine months ended May 31, 1998. The sales price per feeder pig pursuant to Alliance's Pig Purchase Agreements was lower due to the five month rolling average of operating costs for the nine months ended May 31, 1999 being less than the twelve month rolling average of operating costs for the nine months ended May 31, 1998. Also, during the nine months ended May 31, 1998, an additional $4.50 margin was charged on every feeder pig sold. Effective September 1, 1998, the margin was changed to $0 to $4.50, as determined periodically by the Board of Directors at its discretion. For the nine months ended May 31, 1999 $0 margin per pig was charged in addition to the operating costs and debt service. Average net sales prices for feeder and weaned pigs were $51.77 and $38.32 during the nine months ended May 31, 1999 and $58.53 and $0 during the nine months ended May 31, 1998, respectively.

     Alliance earned gross margins of $2,542,989 and $3,653,536 for the nine month periods ended May 31, 1999 and 1998, respectively. This decline in gross margin is partially due to the $4.50 additional margin per pig no longer being charged. As previously described, the selling price for Alliance's feeder and weaned pigs is based on, among other things, the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively. For the nine months ended May 31, 1999, Alliance's average net sales price for feeder and weaned pigs exceeded then current production costs by $9.02 per pig sold. For the nine months ended May 31, 1998, Alliance's net sales price exceeded then current production costs by $16.02 per pig sold.

     Sales to Farmland and Yuma for the nine month periods ended May 31, 1999
and 1998 were $6,616,386 and $8,009,564, respectively.   The average feeder pig
net sales price per head was $51.77 and $58.53 and the average feeder pig industry market price per head was $38.85 and $39.48 during the nine month periods ended May 31, 1999 and 1998, respectively. The average weaned pig net sales price per head was $38.32 and the average weaned pig industry market price per head was $23.67 during the nine month period ended May 31, 1999.

          Alliance recorded $132,410 of start-up costs relating to the operation of the weaned pig production facility under construction in Yuma County, Colorado and to the operation of the 5,000 sow pig production facility under construction in Yuma County, Colorado during the nine months ended May 31, 1999 and $791,861 of start-up costs relating to the operation of the weaned pig production facilities in both Yuma County, Colorado and Wayne County, Illinois under construction during the nine months ended May 31, 1998. All costs for the nine month periods ended May 31, 1999 and 1998 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new pig production facilities.

     Administrative expenses were $711,752 for the nine months ended May 31, 1999 compared to $646,062 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees, related primarily to additional facilities being in operation. Also, during the nine months ended May 31, 1999 Alliance incurred expenses of $100,000 related to the Colorado regulation of housed commercial swine feeding operations. During the nine months ended May 31, 1998 Alliance incurred additional fees related to obtaining the secured credit facility with CoBank.
     Loss on sale of breeding stock was $741,269 for the nine months ended May 31, 1999 compared to $159,057 for the prior year period. This increase is attributable to lower market conditions during the nine months ended May 31, 1999 as compared to the prior year period.

     Interest expense of $1,138,542 for the nine months ended May 31, 1999 as compared to $1,129,039 for the prior year period, was incurred in financing the development of nine existing and one new pig production facilities. This slight increase is primarily due to the increase in the outstanding loan balance, partially offset by the capitalization of $157,910 of interest in the nine months ended May 31, 1999 compared to $38,606 in the prior year period. As of May 31, 1999, Alliance had borrowed $17,275,607 from CoBank for construction and start up costs and $333,172 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance earned net income of $31,251 for the nine months ended May 31, 1999 compared to $1,225,872 for the prior year period. The net gain for the nine months ended May 31, 1999 was attributable to the rolling average cost that per pig sales are based on exceeding current costs per pig by $.11 per feeder and weaned pig shipped, caused primarily by the addition of two weaned pig units. These gains were significantly offset by the elimination of the additional $4.50 margin charged on every feeder pig sold and approximately $741,000 of losses incurred on the sale of breeding stock due to market conditions. The net income for the nine months ended May 31, 1998 was attributable to the rolling average cost that per pig sales prices are based on exceeding then current costs per pig by $8.84 per pig shipped, caused primarily by an improvement in productivity. This net income was partially offset due to costs incurred in the third quarter of fiscal 1998 related to the construction of the two weaned pig production facilities. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.

     YEAR 2000. The Company has completed an assessment of the changes needed to make its financial system, operational system and equipment year 2000 compliant. A plan has been developed to implement such changes. A software application that will meet the financial and reporting needs of the Company and that is year 2000 compliant has been purchased and was in use as of May 31, 1999. The cost of the replacement software was approximately $20,000. Currently, the Company is reviewing the non-information technology related systems. At this time, no equipment that is date sensitive has been identified. The time frame and cost associated with becoming year 2000 compliant is based on management's best estimates, although no assurances can be given in this regard. The Company intends to evaluate its reliance on third parties to determine and minimize the extent to which its operations may be dependent on such third parties to remediate year 2000 issues in their systems. In addition, as systems are tested the Company intends to develop a contingency backup plan for systems which exhibit possible year 2000 problems.

                          PART II.  OTHER INFORMATION

Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended May 31, 1999.

     27   Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended May 31, 1999.


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

Dated:  July 15, 1999