Form 10KSB
period 1999-08-31
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 1999-11-24
CIK 927536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the Fiscal Year Ended August 31, 1999
                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from __________________ to _________________
                       Commission file number: 0000927536
                     ALLIANCE FARMS COOPERATIVE ASSOCIATION
                 (Name of small business issuer in its charter)
                  COLORADO                       84-1270685
               (State or other jurisdiction     (I.R.S. Employer Identification
No.)
              of incorporation or organization)
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

                                (Title of Class)
     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]
NO [  ]
     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]
     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $18,998,096.
     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES AS OF NOVEMBER 15, 1999, COMPUTED BY REFERENCE TO THE OFFERING
PRICE FOR THE ISSUER'S COMMON STOCK IN THE ISSUER'S RECENT PUBLIC OFFERING IS $6,040,000. AS OF NOVEMBER 15, 1999, THE ISSUER HAD 136 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND 54 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.
                      DOCUMENTS INCORPORATED BY REFERENCE
     None
     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES [  ]    NO [X]
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL
     We produce feeder pigs for sale to our members who own shares of Class A common stock, and produce weaned pigs for sale to our members who own shares of Class B common stock or Class C common stock. Our feeder pigs are sold to our members when the pigs typically are 8 to 9 weeks old and weigh between approximately 30 and 50 pounds and our weaned pigs are sold to our members when the pigs typically are 20 to 25 days old and weigh at least six pounds.
     We were formed as a Colorado cooperative association on May 3, 1994, but did not engage in any business activity until July, 1994. Our predecessor, Yuma Feeder Pig Limited Liability Company, was formed in October, 1991 and commenced shipment of feeder pigs in March, 1993. On July 13, 1994 -- July 9, 1994 for accounting purposes -- we acquired the entire equity ownership rights and interests in Yuma Feeder Pig and then dissolved it and assumed all of its assets, liabilities and feeder pig production operations.
     Our principal executive offices are located at 503 East 8th Avenue, Yuma, Colorado 80759, although our accounting and other managerial functions largely are performed from the facilities of Farmland Industries, Inc. in Kansas City, Missouri. Our telephone number in Yuma, Colorado is (970) 848-3231.
DESCRIPTION OF BUSINESS
     GENERAL. Our company produces feeder pigs for sale to our members who own shares of Class A common stock, and produces weaned pigs for sale to our members who own shares of Class B common stock or Class C common stock. Our feeder pigs are sold to our members when the pigs typically are 8 to 9 weeks old and weigh between approximately 30 and 50 pounds and our weaned pigs are sold to our members when the pigs typically are 20 to 25 days old and weigh at least six pounds.
     Our company's business strategy is to produce feeder and weaned pigs for sale to our members at competitive prices by utilizing modern facilities, management practices designed to maximize productivity and high quality genetically consistent breeding stock. Our company intends to expand its existing feeder pig production operations by using the net proceeds from the sale of additional shares of its Class A common stock, together with debt financing, to develop or acquire and thereafter operate additional feeder pig production facilities, and to expand its weaned pig production operations by using the net proceeds from the sale of shares of its Class B or Class C common stock, together with debt financing, to develop or acquire and thereafter operate weaned pig production facilities. In this regard, our company intends to use the net proceeds from the sale of each block of 17 shares of Class A common stock, together with debt financing, to develop or acquire one feeder pig production facility having the capacity of a 2,450-sow unit, to use the net proceeds from the sale of each block of 18 shares of Class B common stock, together with debt financing, to develop or acquire one weaned pig production facility having the capacity of a 2,450-sow unit, and to use the net proceeds from the sale of each block of 24 shares of Class C common stock, together with debt financing, to develop or acquire one weaned pig production facility having the capacity of a 2,450-sow unit.
     Operation of our company's facilities is the responsibility of the management staff of our company. Our company has contracted with Farmland Industries to provide certain administrative services to our company, including accounting, production record keeping, feed and other input purchasing, employee training, and breeding stock replacement logistics. Although no assurances can be given, our company may choose to contract with another party to provide such services. See "Description of Business -- Employees," "Directors and Executive Officers" under Item 9, and "Certain Relationships and Related Transactions" under Item 12.
     Our company has entered into contractual arrangements with certain of its members, including Farmland Industries and Yuma Farmers Milling and Mercantile Cooperative. Pursuant to the Swine Production Services Agreement between our company and Farmland, Farmland has agreed to provide certain administrative, advisory and consulting services to our company. Pursuant to the Feed Purchase Agreement between our company and the Yuma Cooperative, the Yuma Cooperative has agreed to provide our company with feed-grains and feed additives for the production of feed at the Yuma Cooperative's contract rates. Farmland and Yuma Cooperative, as members, have contracted to purchase a share of the pigs to be produced by our company under the same terms required of our company's other members. Finally, during the five-year period ending July 13, 1999 our company provided Farmland the first opportunity to purchase any feeder and weaned pigs produced by our company in excess of our company's supply commitments to other members or that other members have failed to purchase during the term of the Swine Production Services Agreement. This right to purchase excess pigs expired on July 13, 1999 and has not been renewed. Our company intends to cause any excess production of weaned pigs to be retained by our company for development into feeder pigs. See "Certain Relationships and Related Transactions" under
Item 12 and "Description of Business -- Pig Purchase Agreement."
     Hog production is subject to substantial risks. Success is dependent upon obtaining high levels of breeding stock productivity, controlling the cost and efficiency of purchased feed and other inputs while minimizing herd exposure to disease or other factors which can adversely impact the operation. See "Factors That May Affect Future Results of Operations, Financial Condition or Business" under Item 6.
     BUSINESS ENVIRONMENT. The pork industry has undergone substantial change in recent years, with respect to the production and processing of hogs. Our company believes that current economics of the industry favor large, well-capitalized hog producers, which use consistent, high-quality breeding stock and employ management practices designed to maximize productivity. As a result, hog production has become increasingly differentiated between large-scale farrowing operations producing feeder and weaned pigs and less capital intensive smaller-scale hog finishing operations.
     Concentration of Production. The last decade saw a dramatic increase in the concentration of hog production in larger scale facilities and a corresponding decline in the number of farms producing hogs. Based on data available from the U.S. Department of Agriculture, the number of farms producing hogs in the United States has declined, while the percentage of the nation's total hog inventory held on farms having more than a 500 head inventory, as well as the average number of hogs per farm, has increased.
     Our company believes there are several causes for the increasing concentration of hog production into the hands of larger producers. Large, specialized hog producers may be able to produce hogs for lower cost than smaller scale independent farmers through economies of scale and the use of improved genetics, nutrition, and management practices, many of which are more easily implemented in modern, large-scale facilities. Since this cost advantage would seem to be more readily available to those making a substantial investment in facilities, efficient hog production has become a capital-intensive industry. Our company believes that in the wake of the "agricultural crisis" of the mid-1980's, capital for hog production has become more difficult to obtain and has presented a barrier to entry. Additionally, packers generally pay premiums to producers both for the supply of a large volume of hogs and for providing hogs of superior carcass merit with respect to the yield, leanness and consistency. Larger operations populated with genetically consistent stock bred for high productivity and carcass quality therefore may be able to obtain a premium on the sale of their hogs that may not be available to smaller producers.
     Production Differentiation. In addition to the increasing concentration of hog production in larger scale facilities, hog production increasingly has become differentiated between feeder pig production operations -- which includes operations relating to the production of weaned pigs -- and pig finishing operations. Our company believes that this is partly the result of three-site management practices which dictate the separation of production into three stages: breeding through farrowing; nursery; and finishing; with each phase of production being conducted in separate locations to minimize the risk of
transmission of disease.   In producing feeder pigs, our company engages in the
first two of these stages of production, while our company's production of weaned pigs involves only the first of these stages of production.
     Production of feeder and weaned pigs -- which is less dependent upon variable feed cost and more dependent upon herd health, facilities and breeding stock investment -- is increasingly being conducted in specialized facilities. Finishing of hogs to market weight, the economics of which are principally driven by feed cost, is increasingly handled by producers engaged exclusively in the finishing of hogs, with many of those producers finishing hogs under contract to the producer of the feeder pig. Our company believes that this increasing specialization is attributable to the capital intensive nature of farrowing operations and the complexity of management.
     BREEDING STOCK. Fully populated, each of our company's feeder and weaned pig production facilities that is either in existence, under development or proposed (which facilities may be developed in tandem with, or as a part of, one or more other facilities) is anticipated to be stocked with approximately 2,450 sows. Until recently, our company has sought to maintain an adequate population of female-line stock in its own multiplier units to produce commercial gilts for use by our company in any future facilities development or to replace the commercial herd as it is culled or lost to death. As of the date of this report, our company is in the process of transitioning the sourcing our requirements for gilts from Farmland, in cooperation with Triumph Pork Group LLC.
     Our company's feeder and weaned pigs have been and will continue to be produced from genetically consistent breeding stock. Our company currently utilizes breeding stock from Pig Improvement Company ("P.I.C."), although we are in the process of beginning to utilize Triumph breeding stock. As further improvements in genetics are recognized, the characteristics of our company's breeding stock may change. Our company intends to continually evaluate the cost and characteristics of breeding stock developed by other producers, and, in our company's discretion, to populate all or a portion of its facilities with such breeding stock.
     With respect to each facility under development or proposed, our company intends to place breeding stock in the facility over a five month period beginning with the completion of the facility's breeding building. It is anticipated that approximately 800 head of breeding stock will be delivered to the facility in the first month followed by deliveries of 400 to 450 head over the remaining four months until the facility is fully stocked. Following an initial resting period of 45 to 60 days in order to acclimate and monitor each group of breeding stock, breeding will be commenced.
     Our company implemented an artificial insemination ("AI") program in its Colorado and Illinois operations and plans to use AI in any future facilities. Although no assurances can be given, our company believes that the use of AI will allow more rapid improvements in carcass quality and assist in maintaining higher health status of the herds.
     Our company continually culls a portion of its breeding herd and replaces these animals with new breeding stock in order to maintain the productivity of its breeding herd. The selection of animals to be culled is based on subjective determinations as to the animal's productivity, which generally declines as the animals mature. In 1997 and 1998, our company engaged in the depopulation of its operational feeder pig production facilities located in Yuma County, Colorado in order to repopulate these units with P.I.C. females. Sourcing for this repopulation was from our company's Illinois facility. The P.I.C. females were finished into breeding sows on the facilities of independent Colorado producers. In this regard, our company contracted with Farmland for the use of facilities as to which Farmland had acquired rights from the owners of such facilities. See "Certain Relationships and Related Transactions--Farmland" under Item 12.
     PURCHASE OF FEED AND OTHER INPUTS. Farmland Industries has agreed to assist our company in arranging for the provision of our company's requirements for feed and other inputs, including animal health products, pursuant to the Swine Production Services Agreement between our company and Farmland. Our company intends to continue to purchase a portion of these products from the Yuma Cooperative upon the prices and terms set forth in the Feed Purchase Agreement between our company and Yuma Cooperative. Farmland establishes the specifications of all supplies purchased, as well as the specifications for the purchase and delivery of all feed requirements, in coordination with our company. See "Certain Relationships and Related Transactions" under Item 12.
     Our company's current Feed Purchase Agreement with the Yuma Cooperative provides for our company's purchase of feed manufactured by Yuma Cooperative on a delivered cost basis to be determined based upon a fixed charge for the grinding, mixing, and delivery of feed ($12.00 per ton as of the date of this report), in addition to the actual delivered cost of the feed ingredients.
Feed rations which are pelleted are subject to a surcharge ($5.00 per ton as of the date of this report). The fixed charge and the surcharge will remained fixed through the expiration of the Feed Purchase Agreement on August 31, 2000. Corn provided by the Yuma Cooperative for use in feed generally is sold to our company at delivered cost plus, in the absence of available Company grain storage facilities, a $.10 per bushel handling fee. Our company has the right under the Feed Purchase Agreement, in its sole discretion, to purchase and provide its own corn for feed manufacturing. Corn and soybean meal may be substituted from time to time with other ingredients meeting equivalent nutritional requirements based upon temporal price differentials. See "Description of Business -- Sale of Animals" and "Certain Relationships and Related Transactions" under Item 12.
     Our company believes that feed costs presently account for approximately 35% to 40% of the cost of producing a feeder pig and approximately 20% and 25% of the cost of producing a weaned pig. The principal components of swine feed are corn and soybean meal, which are commodities subject to substantial fluctuations in cost due to changing market conditions, seasonality, and regional variations. While our company intends to recover changes in feed costs by making corresponding adjustments in the selling prices for its feeder and weaned pigs, the actual changes in the sales price of feeder and weaned pigs will lag changes in feed cost because our company determines the cost of feeder and weaned pigs on a five month (twelve months prior to September 1, 1998 with respect to feeder pigs) historical rolling average basis. This pricing method may adversely impact our company's operations in the event of sudden movements, or continual increases, in the cost of feed or other inputs. See "Certain Relationships and Related Transactions" under Item 12, "Description of Business -- Sale of Animals" and "Description of Business -- Pig Purchase Agreement."
     SALE OF ANIMALS. Our company intends to sell its feeder and weaned pigs to its members. Accordingly, our company contracts with its members for the sale of the feeder and weaned pigs produced at our company's facilities. The terms of the Pig Purchase Agreements under which members of our company are required to purchase qualifying pigs are described below under the caption "Pig Purchase Agreement." Under the Pig Purchase Agreements, members of our company are required to purchase, and our company is required to sell, lots of feeder pigs produced by our company in amounts proportionate to the respective member's pro rata share of our company's Class A common stock, but in no event greater than two and seven-tenths (2.7) lots per share of Class A common stock on a prospective rolling 12-month basis. Presently, each share of Class A common stock held in our company will entitle the respective member to contract to purchase one delivery allotment per 136-allotment block made available under the Pig Purchase Agreements to the members owning Class A common stock. Similarly, members in our company are required to purchase, and our company is required to sell, lots of weaned pigs produced by our company that are to be sold to members in amounts proportionate to the respective member's pro rata share of our company's Class B or Class C common stock, as the case may be, but in no event greater than two and seven-tenths (2.7) lots per share of Class B common stock on a prospective rolling 12-month basis and in no event greater than two and one-tenth (2.1) lots per share of Class C common stock on a prospective rolling 12-month basis. Presently, each share of Class B common stock held in our company will entitle the respective member to contract to purchase one delivery allotment per 54-allotment block made available under the Pig Purchase Agreements to the members owning Class B common stock. Our company intends to allocate its production of weaned pigs from all facilities between those that are to be sent to nurseries and developed by our company into feeder pigs, on the one hand, and those that are to be sold as weaned pigs, on the other hand, in the same proportion that the number of our company's operating feeder pig production facilities bears to the number of our company's operating weaned pig production facilities. The lots of feeder and weaned pigs purchased by the respective member from time to time will not necessarily be produced from the same feeder or weaned pig production facility. In the event that our company issues additional shares of common stock for the construction of additional feeder or weaned pig production facilities, the number of participants in the allotment of feeder or weaned pigs, as the case may be, will be increased, although such increase is not anticipated to materially change an investor's right to receive his anticipated allotment of pigs. Casualty to our company's facilities, diminished breeding stock productivity or extreme mortality or morbidity, among other adverse circumstances, could reduce the number of feeder or weaned pigs available for purchase by members and increase the price of pigs under the Pig Purchase Agreements. See "Factors That May Affect Future Results of Operations, Financial Condition or Business" under Item 6.
     In anticipation of the sale of one or more minimum blocks of common stock, our company, from time to time, may borrow funds from Farmland Industries to commence the development or acquisition of one or more pig production facilities. In that event, it is anticipated that Farmland would contract to purchase, until the first to occur of the expiration of ten years and the date on which Farmland is repaid on its loan, the marginal increase in our company's production of pigs resulting from the development of the facility constructed using the proceeds of such financing. Farmland's purchase of such pigs would be under substantially the same terms required of our company's members pursuant to the Pig Purchase Agreements, except that the purchase price for pigs would not include any production margin. See "Description of Business--Pig Purchase Agreement."
     COMPETITION. The feeder and weaned pig production business is competitive and fragmented among family-owned and investor-owned farms and large-scale agribusiness pig production operations. Feeder and weaned pigs are available at sale barn auction, electronic pig auction markets, and under contract from producers. Competition is based upon price, product consistency and quality, ability to deliver the required quantities and ability to meet delivery schedules. Although there are a great number of operations that compete with our company, as discussed elsewhere in this report our company contracts with its members for the sale of feeder and weaned pigs produced at our company's facilities. If our company produces pigs in excess of its supply commitments to members, however, our company may sell such excess production to non-members. Our company believes that its most important competitive strengths are its ability to provide competitive pricing and the quality and consistency of the pigs produced by it. See "Description of Business--Business Environment" and "Description of Business--Pig Purchase Agreement."
     EXPANSION. Expansion is an important element of our company's business plan. Our company's present intent is to construct or acquire additional 2,450-sow feeder pig production facilities (which facilities may exist as stand-alone units or as part of 5,000-sow production complexes) and additional 2,450-sow weaned pig production facilities (which facilities may exist as stand-alone units or as part of 5,000-sow production complexes). The ability of our company to construct or acquire each such feeder pig production facility is subject to it obtaining at least $3,940,000 of net financing proceeds, and the ability of our company to construct or acquire each such weaned pig production facility is subject to it obtaining at least $3,100,000 of net financing proceeds.
     Our company believes that substantial economies of scale will be realized in the event that our company is able to expand beyond its existing feeder pig and weaned pig production facilities. These additional economies are expected to include economies in the production of feed and enhancement of management and labor productivity. Our company intends to pursue expansion of its operations as financial, managerial and other resources become available. No assurance can be given as to when or if such resources will become available to our company so as to allow it to proceed with such expansion.
     Hog production operations require the availability of ample pure water at reasonable cost. Although our company has obtained access to water necessary for it to conduct its current operations in Colorado and Illinois, our company has been advised that it will be unable to obtain any new commercial well permits in Colorado. Accordingly, our company has found it necessary in Colorado to obtain the water necessary for its operations through the purchase of more expensive, irrigated land or other real property already having the necessary commercial well permits. No assurance can be given that our company will be able to obtain the water permits necessary to enable it to expand its operations in Colorado, Illinois or other locations selected by our company.
See "Factors that May Affect Future Results of Operations, Financial Condition or Business."
     FINANCING. The ability of our company to implement its business strategy and (a) construct or acquire additional feeder pig production facilities having the capacity of 2,450-sow units is subject to it obtaining at least $3,940,000 of net financing proceeds with respect to each such facility, and (b) construct or acquire new weaned pig production facilities having the capacity of a 2,450-sow unit is subject to it obtaining at least $3,100,000 of net financing proceeds with respect to each such facility. In this regard, our company has engaged in the offering of shares of its common stock. In addition to the proceeds to be received from the possible issuance and sale of one or more minimum blocks of shares, our company would be required to obtain additional funds through secured debt financing. Our company anticipates that (a) with respect to each 17-share minimum block of Class A common stock issued by our company at an aggregate price of $1,360,000, our company would be required to borrow approximately $2,720,000 of debt financing in order to construct one new feeder pig production facility having the capacity of a 2,450-sow unit, to purchase breeding stock, and to provide working capital for operations, (b) with respect to each 18-share minimum block of Class B common stock issued by our company at an aggregate price of $1,080,000, our company would be required to borrow approximately $2,160,000 of debt financing in order to construct or acquire one new weaned pig production facility having the capacity of a 2,450-sow unit, to purchase breeding stock, and to provide working capital for operations, and (c) with respect to each 24-share minimum block of Class C common stock issued by our company at an aggregate price of $1,080,000, our company would be required to borrow approximately $2,160,000 of debt financing in order to construct or acquire one new weaned pig production facility having the capacity of a 2,450-sow unit, to purchase breeding stock, and to provide working capital for operations. The amount of this proposed financing has been determined based upon the anticipated capital expansion and business operations needs of our company and the anticipated net proceeds from the issuance of the shares.
     On March 18, 1998, our company entered into various loan documents with CoBank related to a secured credit facility which provides for up to $26,846,700 of non-revolving term debt, $7,660,000 of revolving term credit and $18,400,00 of construction financing. Proceeds from the term debt were used for refinancing the then existing non-revolving term debt, and will be used to finance the construction or acquisition of additional pig production facilities. Proceeds from the revolving term credit were used for refinancing the existing revolving term credit, and will be used to provide working capital. Proceeds from the construction loan may be used for the construction or acquisition of pig production facilities and are advanced by CoBank as construction costs are incurred by our company. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions precedent and may be withdrawn or terminated by CoBank under certain circumstances. No assurances can be given that the funding conditions precedent will be satisfied and that our company will be able to obtain sufficient financing when needed, or that alternative sources of financing will be available on acceptable terms. In addition, the unused portion of the credit facility expires August 31, 2001 with respect to the revolving term credit, with the amount outstanding on such date being due and payable by September 30, 2011, and the unused portion of the credit facility expires December 31, 2001 with respect to the non-revolving term debt and September 30, 2001 with respect to the construction financing.
     The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in our company being satisfied. As of August 31, 1999, $4,879,550 was immediately available to our company under its credit facility. The availability of $13,484,900 of unused term loans, $3,645,000 of revolving term credit and $13,520,000 of construction loans under the CoBank credit facility is restricted and may be made available to our company to the extent that: (a) with regard to a feeder pig production facility having the capacity of a 2,450-sow unit (i) an additional equity investment of $1,360,000 (e.g., 17 shares of Class A common stock sold for at least $80,000 each) is made in our company; or (ii) our company secures a $1,360,000 subordinated non-revolving term loan from Farmland (representing an amount equal to an equity investment) (a "Feeder Equity Loan"), or (b) with regard to a weaned pig production facility having the capacity of a 2,450 sow unit (i) an additional equity investment of $1,080,000 (e.g., 18 shares of Class B common stock sold for at least $60,000 each or 24 shares Class C common stock sold for at least $45,000 each) is made in our company; or (ii) our company secures a $1,080,000 subordinated non-revolving term loan from Farmland (representing an amount equal to an equity investment) (a "Weaned Equity Loan"). With respect to each additional equity investment or Feeder Equity Loan of $1,360,000 obtained by our company for the construction of a feeder pig unit, our company is entitled to obtain advances under the credit facility of $2,720,000 ($2,110,000 of term loans and $610,000 of revolving term credit), up to an aggregate of $5,440,000. With respect to each additional equity investment or Weaned Equity Loan of $1,080,000 obtained by our company for the construction of a weaned pig unit, our company is entitled to obtain advances under the credit facility of $2,160,000 ($1,675,000 of term loans and $485,000 of revolving term credit) up to an aggregate of $8,640,000.
     Prior to any advance being made by CoBank under the credit facility, certain conditions precedent must be addressed to CoBank's satisfaction, including but not limited to (i) provision of a survey of our company's realty upon which the construction will take place, including any effluent and water easements servicing the realty, (ii) provision of environmental audits respecting our company's realty, (iii) obtaining performance bonds and lien payment bonds and builder's risk casualty insurance respecting such construction, (iv) obtaining a chain of title and title insurance respecting our company's realty, (v) provision of evidence that CoBank has a perfected first priority lien on all security for our company's obligations, (vi) submission of a construction budget and schedule, along with the plans and specifications for the proposed facility, and (vi) an appraisal of the proposed facility to be constructed based upon the plans and specifications. As of August 31, 1999, the outstanding balance of loans made by CoBank under this credit facility was $17,377,250.
     It is anticipated that the Feeder Equity Loans and Weaned Equity Loans would be provided on terms substantially identical to those applicable to the facilities expansion loans previously made by Farmland to our company. See "Certain Relationships and Related Transactions--Farmland--Real Estate Loans" under Item 12. In this regard, such loans would accrue interest at a variable rate equal to CoBank's then national variable rate plus 1.25%. The payment schedule for a Feeder Equity Loan would require our company to make interest-only payments for the life of the loan, with a final balloon payment of the outstanding loan balance to be made upon the earlier of (i) our company's issuance and sale of a 17-share minimum block of Class A common stock, or (ii) the expiration of ten years. The payment schedule for a Weaned Equity Loan would require our company to make interest-only payments for the life of the loan, with a final balloon payment of the outstanding loan balance to be made upon the earlier of (i) our company's issuance and sale of a 18-share minimum block of Class B common stock or 24-share minimum block of Class C common stock, or (ii) the expiration of ten years. Our company's obligation to Farmland would be secured by a mortgage on the facilities constructed with the proceeds of the loan, which mortgage would be second in priority to that of CoBank. In addition, it is anticipated that Farmland would contract to purchase all feeder and weaned pigs, as the case may be, produced at the facility that was constructed using the proceeds of the Farmland loan until the first to occur of the expiration of ten years and the date on which Farmland is repaid. See "Business--Sale of Animals." As a result of the larger portion of indebtedness associated with this financing alternative (and the higher debt service related thereto) as compared with the debt and equity alternative discussed above, the net proceeds from the issuance of common stock that would be required must be correspondingly greater in order to provide for the balloon payment of principal and required installments of interest under each Feeder Equity Loan and Weaned Equity Loan. The CoBank credit facility limits the number of outstanding equity loans, including Feeder Equity Loans and Weaned Equity Loans, at any one time, to eight. No assurances can be given that Farmland will now, or in the future, make an Equity Loan, either Feeder or Weaned, on acceptable terms or terms that are comparable to those described herein.
     In connection with our company's acquisition of certain real property in Yuma County, Colorado, our company borrowed $760,000 from Farmland. This loan is evidenced by a promissory note providing for accrual of interest at a variable rate equal to CoBank's prime rate. The payment schedule for this loan requires our company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term in September 30, 2005. See "Description of Property" under
Item 2 and "Certain Relationships and Related Transactions--Farmland--Real Estate Loans" under Item 12.
     The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the loan terms with respect to the existing non-revolving term debt are to be made in equal monthly installments of $128,600, commencing April 20, 1998 and continuing thereafter until and including August 20, 1998, and thereafter in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan. Principal payments pursuant to the loan terms with respect to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. Pursuant to the loan terms, with respect to each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility. According to the loan terms, the revolving loan commitment will be reduced in 40 equal payments commencing on August 31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero. To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, our company will be required to immediately make a principal payment in a amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment. Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans, 1.25% for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by our company, and is payable monthly in arrears by the 20th day of the following month. Each future advance under the non-revolving term loan will automatically bear interest at CoBank's then quoted rates unless our company has, prior to the ninety-first day following such an advance, entered into a swap, hedge or other similar agreement designed to artificially fix the interest rate. During the period in which principal under the loan is outstanding, portions of such principal may bare interest at such variable rate while other portions may bear interest at such fixed rate. As of August 31, 1999, interest accrued on the outstanding principal balance on the respective loans at a rate of 9.50% per annum for non-revolving term loans, 9.50% per annum for revolving term loans, 10.50% per annum for construction loans and between 8.01% and 9.14% for our various fixed rate loans. The interest rates applicable to the loan are subject to reduction at specified times upon our company's satisfaction of certain conditions relating to our company's equity level and debt service coverage ratio. As of August 31, 1999, no reductions in our company's interest rate had been made. Our company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, our company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto.
     In obtaining the secured credit facility, and for each year in which the credit facility is effective, our company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment. In addition, our company will be required to pay a activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, our company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until our company meets CoBank's target level of equity investment, which currently is 11.5% of our company's average five-year principal loan balance. In addition, our company was required to grant a first perfected lien and security interest on all of its properties and assets to CoBank and to assign to CoBank all of our company's rights in and to existing and future Pig Purchase Agreements. Our company is required to comply with various affirmative and negative covenants, including but not limited to
(i) maintenance of at least a 0.25 ratio of total equity to total assets for the period ending August 31, 1998, and thereafter 0.35 ratio of total equity to total assets, (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one,
(iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of our company's earnings, surplus or assets. Our company was in compliance with each of these covenants as of August 31, 1999.
     WASTE DISPOSAL AND ENVIRONMENTAL MATTERS.
     General. Several environmental requirements potentially are applicable to feeder and weaned pig production operations such as those conducted or proposed to be conducted by our company. Generally, these requirements take the form of federal statutory and regulatory requirements that are, in some cases, reflected in similar state requirements. In other instances, state or local requirements may exist separately and without federal precedent.
     The principal environmental regulations with which our company must comply are related to the handling and disposal of waste water generated at our company's facilities. The federal Clean Water Act generally prohibits the discharge of pollutants into the waters of the United States. The Environmental Protection Agency, or "EPA", has further issued regulations that prohibit the discharge of waste water from animal feedlot operations into the waters of the United States, except under certain circumstances when excessive rainfall runoff added to existing process waste water exceeds the design capacity of the waste water handling and treatment facilities. These regulations therefore generally require that waste water handling and treatment facilities for "animal feedlots" (which term is defined broadly enough to cover our company's operations) be of a non-discharge nature.
     To comply with these federal requirements, animal feedlot operators, such as our company, must either obtain a permit from the EPA for its operations, or, in the case of a state which has been granted authority by EPA to carry out a Clean Water Act program, application must be made to the state. The State of Colorado and the State of Illinois each has been granted such authority by the EPA. The Colorado and Illinois regulations generally adopt the format of the EPA provisions for animal feedlots, and generally require concentrated animal feeding operations to be operated as no-discharge facilities. These regulations require that our company design, construct, and operate waste water control structures capable of retaining and processing all waste water and storm runoff which enter the facility, with the exception of water generated from rainfall in excess of certain prescribed parameters. Moreover, these regulations authorize the state agency to require the removal of accumulated manure and process waste water as necessary to prevent the overflow of the containment and processing structure. Our company uses lagoon containment and processing systems at its production facilities to comply with these regulations.
     Land application of manure and process waste water also is regulated by Colorado and Illinois regulations. Generally, these regulations authorize the state agency to require that manure and process waste water not be distributed on lands in a manner that affects the quality of waters, impairs existing beneficial uses, or exceeds estimated soil infiltration rates, and shall not be applied when the land is frozen, saturated or during rainfall. Sprinkler irrigation equipment must include a back flow prevention device. Land application rates are established on a case-by-case basis after taking into account the nature and type of manure or process waste water and the characteristics of the area to which it is to be applied.
     Each feeder or weaned pig production facility is or will be designed to enable the removal of animal waste by means of emptying shallow pits located under the slatted floors of each facility. Animal waste falls through the slatted floor into the pit which is filled with water. Periodically, each pit is drained and refilled. Waste water drained from a pit is moved into a lagoon system for treatment. All lagoons must be of a size adequate to accommodate the anticipated volume of waste water to be generated together with storm water runoff. Further, each lagoon must be lined with a material that prevents or inhibits the seepage of waste water into the ground water below.
     Cost of design and construction of waste water treatment systems vary by facility based upon the characteristics of each individual site. Our company has estimated that the cost of construction of lagoons and the attendant pumps and piping required to handle the waste water generated at each feeder or weaned pig production facility will range from approximately $100,000 to $135,000. Ongoing expenditures to handle waste water consist principally of expenditures for utilities and maintenance. Such ongoing expenditures do not constitute a significant operating cost to our company.
     Colorado Regulation of Commercial Swine Operations. In the November 1998 general election, Colorado voters adopted amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations, which amendments may have material and adverse consequences to our company and its business. These amendments mandate certain water and air quality control measures that must be implemented by commercial swine feeding operations housing at least 800,000 pounds of swine or which are deemed commercial under local law. Commercial swine feeding operations are defined broadly to include operations in which swine are fed in buildings for at least 45 days in any 12-month period, and include two or more operations under common ownership that are located on land overlying the same groundwater aquifer (or are otherwise adjacent to one another). The amendments, and the related regulations, are applicable to our company's Colorado operations.
     In general, the amendments to the Colorado Revised Statutes:
     (i) condition the operation, construction or expansion of a housed commercial swine feeding operation on receipt of an individual discharge permit from the Colorado department of public health and environment;
     (ii) direct the Colorado water quality control commission to adopt rules regarding the construction, operation and management of, and waste disposal by, such operations;
     (iii) provide that such rules shall require that land application of waste from such operations must not exceed the nutritional requirements of the plants on that land and must minimize runoff and seepage of such waste;
     (iv) provide that such rules shall require that such operations not be permitted to degrade the physical attributes or value of Colorado trust lands, make immediate reports of spills or contamination to state and county health departments, and monitor land-applied waste from such operations and provide periodic reports to the state health department;
     (v) authorize fees on such operations (of up to $0.20 per animal) to offset direct and indirect costs of the program;
     (vi) authorize local governments to impose more restrictive requirements;
     (vii) require that such operations employ technology to minimize odor emissions;
     (viii) require operations to cover waste impoundments that do not use air or oxygen in their waste treatment method, and to recover, incinerate or manage odorous gases from such operations;
     (ix) establish minimum one mile distances between new land waste application sites or impoundments and occupied dwellings, schools and municipal boundaries; and
     (x) provide for enforcement of these provisions by the state or any person who may be adversely affected.

     Our company has obtained the initial operating permits required to comply with the new provisions. These permits include requirements to manage the application of manure as a fertilizer according to specified agronomic crop production requirements, to control off-site odors and to evaluate covers for anaerobic treatment lagoons. Our company has implemented and is evaluating the use of an experimental biological feed and lagoon additive in an effort to comply with applicable requirements governing odor management. We are permitted to continue with this experimental odor-control measure until January 1, 2000, after which time the applicable regulatory authorities will determine whether the experimental measure is an acceptable alternative to rigid lagoon covers.
     Although our company continues to evaluate the impact that the new statutes and regulations may have on it, our company presently is unable to estimate the costs that reasonably could be expected to be incurred by it in complying with them. Our company believes, however, that the new statutes and regulations may have a material and adverse impact on our company and its business, particularly if we are required to place rigid covers over our waste lagoons.
     EMPLOYEES. Operating management of each of our company's existing and future facilities will be the responsibility of each respective production facility's general manager. The general manager will have overall responsibility for the operation of the facility. Additional department managers likely will oversee the breeding/gestation, farrowing, and nursery departments. It is anticipated that each facility under development or proposed will employ eleven persons in breeding through farrowing operations, including management and laborers.
     Pursuant to the Swine Production Services Agreement between our company and Farmland, Farmland has agreed to assist in providing certain administrative services to our company, including the coordination of our company's training of personnel to be employed by our company and the selection of employees.
Although our company presently believes that Farmland's provision of these administrative services is in our company's best interests, our company may in the future choose to provide these services for itself or seek an alternative provider of such services. See "Certain Relationships and Related Transactions- -Farmland--Swine Production Consulting and Services Agreement" under Item 12.
     As of August 31, 1999, our company employed 148 persons, of whom 148 were full-time employees and none were part-time employees. Of our company's full-time employees, 12 employees are assigned to perform various facilities operation services for Pig Producers I, L.P., a limited partnership in which Farmland holds a 12.5% interest. Pig Producers I is engaged in the production of feeder pigs from a 2,450-sow feeder pig production facility located in Yuma County, Colorado. Our company is reimbursed by Pig Producers I for all wages, benefits and other costs attributable to the our company employees performing services for Pig Producers I. See "Certain Relationships and Related Transactions--Farmland" under Item 12. Our company is not a party to any collective bargaining agreement and considers its relationship with employees to be satisfactory.
     GOVERNMENT REGULATION. Our company is subject to various federal, state and local government regulations, including those restricting certain types of investor-owned livestock production and those concerning the environment, occupational safety and health and zoning. In addition, its employment practices are governed by minimum wage, overtime and other working condition regulations. Our company has not experienced significant difficulty in complying with applicable regulations and compliance generally has not had an adverse effect on our company's business. The recent adoption of amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations, and the related regulations however, may have material and adverse consequences to our company and its business. See "Description of Business -- Waste Disposal and Environmental Matters."
     PIG PURCHASE AGREEMENTS.
     General. The rights and obligations of the parties with respect to the sale of feeder pigs and weaned pigs by our company to its members will be governed by the Pig Purchase Agreements. Although the following summary describes the material provisions of the Pig Purchase Agreement, it does not purport to be a complete statement of all provisions of the Pig Purchase Agreement and in no way modifies or amends the Pig Purchase Agreement.
     Purchase. Our company intends to sell feeder pigs and weaned pigs that meet particular minimum weight, health, nutrition and genetic quality standards to members of our company who have entered into a Pig Purchase Agreement with our company. Feeder pigs and weaned pigs that meet such standards, as set forth in the Pig Purchase Agreement, are referred to as "Qualifying Pigs." Pursuant to the terms of the Pig Purchase Agreement:
     (a) a member of our company owning Class A common stock is required to purchase, and our company is required to sell, feeder pigs constituting Qualifying Pigs in lots having 900 to 1,000 pigs per lot, as determined by our company, and
     (b) a member of our company owning Class B and Class C common stock is required to purchase, and our company is required to sell, weaned pigs constituting Qualifying Pigs in lots having 925 to 1,025 pigs per lot, as determined by our company.

     Lots of feeder pigs are to be made available to members of our company owning Class A common stock on a rotating schedule determined and implemented by our company, with the number of lots and the frequency of availability being based upon the member's proportionate ownership interest in our company's outstanding Class A common stock and the actual production of qualifying feeder pigs from our company's facilities. Lots of weaned pigs are to be made available to members of our company owning Class B or Class C common stock on a rotating schedule determined and implemented by our company, with the number of lots and the frequency of availability being based upon the member's proportionate ownership interest in our company's outstanding Class B or Class C common stock, as the case may be, and the actual production of pigs that are to be sold to members of our company as qualifying weaned pigs. Our company intends to divide all weaned pigs produced by our facilities between those to be developed into feeder pigs and those to be sold as weaned pigs in the same proportion as the number of our feeder pig production facilities bears to the number of our weaned pig production facilities.
     If we produce more than 2.7 lots of feeder pigs per share of Class A common stock, more than 2.7 lots of weaned pigs per share of Class B common stock or more than 2.1 lots of weaned pigs per share of Class C common stock, each on a prospective rolling 12-month basis, we may sell this excess production to members or non-members, or may retain it for own purposes. Members are neither
required nor entitled to purchase any excess production of pigs.   We intend to
retain any excess weaned pigs for development into feeder pigs.
     Price. Our company intends to sell qualifying feeder and weaned pigs, subject to adjustment for weight as described below, pursuant to a pricing formula consisting of the sum of the following factors:
     o    the financing cost per pig
     o    the operating cost per pig, and
     o a $0 to $4.50 per pig production margin as determined by our company in its discretion.
     The financing cost per pig applicable to a member is to be determined on a rolling 12-month prospective basis and will be equal to the quotient of:
     (i) the sum of the anticipated required payments of principal and interest (including any scheduled sinking fund payments) for the ensuing 12-month period with respect to the debt financing incurred by our company in connection with the consummation of the sale of common stock to such member (or his predecessor in interest), which debt financing (except with respect to certain existing Pig Purchase Agreements) shall be deemed to be at least $1,970,000 per feeder pig production facility and $1,600,000 per weaned pig production facility, divided by
     (ii) the total number of qualifying feeder pigs or weaned pigs, as the case may be, anticipated to be produced and shipped by our company during such 12-month period from the one or more pig production facilities developed through the use of such debt financing and the net proceeds from the sale of common stock to such member (or his predecessor in interest); this estimate is based on the total estimated number of qualifying feeder pigs or weaned pigs, as the case may be, to be produced and shipped by our company during such 12-month period from all pig production facilities of our company.
     The operating cost per pig is to be determined on a rolling five-month (changed from 12-month effective September 1, 1998 with respect to feeder pigs) historical basis and will be equal to the quotient of:
     (i)  the sum of
          o all expenses (excluding interest expense, depreciation and amortization) of our company, plus
          o the net cash flow cost of all capital expenditures of our company (including any capital sinking fund payments) for production facility and breeding stock improvements and replacements, in each case, for the five months (changed from 12-month effective September 1, 1998 with respect to feeder pigs) preceding the then present month of shipment, divided by
     (ii) the number of Qualifying Pigs produced and shipped by our company during such five-month (12-month) period.
At the time our company notifies a member that a lot is available for purchase by the member pursuant to the member's Pig Purchase Agreement, our company will furnish to the member an estimate of the total purchase price of all Qualifying Pigs included in the lot, and the member is required to pay such estimated total purchase price to our company at least one day prior to the scheduled shipment date. The actual total purchase price of all qualifying pigs included in a lot sold to a member will be based upon weight at the time of loading and settlement of any adjustments shall be made within five days following delivery.
     Weight Adjustment.
     Feeder Pigs.  The purchase price for qualifying feeder pigs is subject to adjustment based upon the extent of any variation in the average weight of qualifying feeder pigs from 45 pounds. To the extent that the average weight of a shipment of qualifying feeder pigs exceeds 45 pounds per pig, the purchaser will pay an additional $.25 per pound per pig on the first five pounds by which the average weight exceeds 45 pounds per pig and an additional $.15 (or $.20 under some existing Agreements) per pound per pig for the average weight between 50 pounds and 60 pounds. To the extent that the average weight of qualifying feeder pigs is less than 45 pounds per pig, the purchase price will be decreased by $.25 per pound per pig.
     Weaned Pigs.  The purchase price for qualifying weaned pigs is subject to adjustment based upon the extent of any variation in the average weight of qualifying weaned pigs from 8 to 12 pounds. To the extent that the average weight of a shipment of qualifying weaned pigs exceeds 12 pounds per pig, the purchaser will pay an additional $1.00 per pound per pig. To the extent that the average weight of a shipment of qualifying weaned pigs is less than 8 pounds per pig, the purchase price will be decreased by $1.00 per pound per pig.
     Delivery of Pigs. Our company will be responsible for obtaining, at our company's expense, all health permits necessary to qualify the pigs for interstate shipment. It is anticipated that all lots of Qualifying Pigs will be weighed at our company's expense at a state-inspected scale near our company's production facility. Delivery is to be FOB shipping point, with the members bearing the risk of loss during transit, and the trucks used to haul Qualifying Pigs from our company's production facility must be cleaned and disinfected prior to loading. A member may inspect the lot of Qualifying Pigs to be purchased by such member prior to loading. After the delivery of pigs at their destination, a member will have the right to seek an appropriate price adjustment for any pig which is found not to be a Qualifying Pig. Such adjustment will be made following our company's inspection of the subject pigs, and will be determined through mutual agreement of our company and the member.
     Term and Termination. A member's Pig Purchase Agreement will be for an initial term commencing on the date entered into and continuing for a period of 120 months after the date the first delivery of Qualifying Pigs is made to the member (or his predecessor in interest) thereunder, subject to earlier termination upon the occurrence of certain events. A member's agreement will be extended automatically for succeeding one-year terms unless the member gives notice to our company, at least one year prior to the expiration of the initial or any extended term, that the member desires to terminate the agreement as of the expiration of such initial or extended term.
     A member may terminate the agreement only under the following circumstances:
     o at the end of the initial or any extended term by giving our company notice at least one year prior to the expiration of that term,
     o if our company materially breaches any obligation or covenant in the agreement and does not cure the breach within 30 days after the member notifies us of the breach,
     o if our company does not make the first delivery of qualifying pigs within 24 months of the date of the agreement, in which case the member may terminate the agreement within the three months following the expiration of the 24-month period, or
     o if the member assigns or transfers all shares of common stock from which the member's right to purchase lots of qualifying pigs under the agreement derives.
     If a member fails to purchase, pay for, and take delivery of any two lots of qualifying pigs, our company may terminate the member's Pig Purchase Agreement in addition to recovering any resulting damages and expenses that our company incurs. For each ten shares of common stock owned by a member, the member is permitted one additional failure before we may terminate the member's agreement.
     If either our company or the member is prevented from performing under the Pig Purchase Agreement because of reasons beyond its control which make it commercially impossible to perform, then that party is relieved from such performance so long as it remains commercially impossible to perform. No member has the right to receive or demand the return of the member's capital as a result of termination of the agreement, and our company is under no obligation to redeem or repurchase its common stock at any time.
     Effect of Purchaser Default. If a member fails to purchase, pay for, and take delivery of any lot of Qualifying Pigs when and as made available to the member pursuant to the Pig Purchase Agreement, the member is responsible for the damages and expenses incurred by our company as a result of such failure, including (i) the difference between the price payable by the member for pigs under the agreement and the then current market price for pigs, (ii) $3,000, which is intended to cover our administrative and other costs and expenses associated with the member's failure, and (iii) all costs of collection, enforcement, and prosecution of our rights and remedies. If a member fails to pay promptly such damages and expenses, the member will not be permitted to purchase any other lots unless and until such damages and expenses are paid, and will be responsible for all damages and expenses accruing to our company for lots that the member is not permitted to purchase as a result thereof. Our company also may pursue other remedies, including the termination of the member's Pig Purchase Agreement. If the member is prevented from performing under the Pig Purchase Agreement because of reasons beyond the member's control which make it commercially impossible to perform, however, then the member is relieved from such performance so long as it remains commercially impossible to perform. See "Description of Business--Pig Purchase Agreement--Term and Termination" and "--Grant of Security Interest."
     Grant of Security Interest. Pursuant to the Pig Purchase Agreement, a member grants to our company, as security for the performance of all of the member's obligations under the Pig Purchase Agreement, a security interest in all of the member's equity interest in our company. In this regard, the certificates representing shares of common stock will be retained by our company and members will be required to endorse appropriate stock powers with respect to such certificates. Our company's security interest in the member's shares of common stock is to be senior to all others, except for any permissible pledge or other security interest granted in such shares by the member to any financial institution for purposes of securing a loan used in financing the member's acquisition of such shares and as otherwise agreed by our company in its discretion. A member's failure to perform his purchase obligation under the Pig Purchase Agreement, among other occurrences, may result in our company's foreclosure on the security interest in the member's common stock. See "Absence of Market" under Item 5.
     Warranties. Our company makes no warranties, express or implied, with respect to feeder pigs and weaned pigs produced by it, except as expressly provided in the Pig Purchase Agreement. Our company specifically disclaims any warranties of merchantability or fitness for a particular purpose and makes no warranty as to any specific level of performance with respect to any pigs sold thereunder.
     Arbitration. Any controversy arising out or relating to a Pig Purchase Agreement or any breach thereof (other than certain controversies that include, but are not limited to, controversies arising out of a member's failure to purchase, pay for, and take delivery of any lot of Qualifying Pigs and our company's exercise of any rights or remedies related thereto) is required to be submitted to binding arbitration under the Pig Purchase Agreement. Arbitration hearings are to take place in Denver, Colorado, or at such other location as our company and such member may agree, with judgment upon the award rendered by the arbitrator being entered in any court having jurisdiction.
ITEM 2. DESCRIPTION OF PROPERTY.

     As of the date of this report, our company conducted operations from its:
     o five 2,450-sow feeder pig production facilities located in Yuma County, Colorado, which is approximately 150 miles east of Denver
     o two 2,450-sow feeder pig production facilities located in Wayne County, Illinois, which is approximately 100 miles east of St. Louis, Missouri
     o    one 2,450-sow weaned pig production facility in Yuma County, Colorado
     o    one 2,450-sow weaned pig production facility in Wayne County, Illinois
     o    one 5,000-sow pig production facility in Yuma County, Colorado
     The original Yuma County, Colorado feeder pig production facility was constructed in a configuration different than that employed with respect to our company's other facilities and is anticipated to be different than that employed for future pig production facilities. The original facility consists of six separate buildings, including two breeding buildings, two gestation buildings, and two farrowing buildings, all of which are situated together on an approximately 160 acre site with a separately accessed nursery building, while each of our company's other facilities consist of a three-building sow breeding, gestation and farrowing complex situated together, with a separately accessed
nursery building.   Management believes that the condition of its facilities
presently is adequate for our company's business, and that its facilities are adequately covered by insurance. Each of the existing facilities, including land and buildings, was constructed for between $2,243,000 and $2,495,000, and has been or will be pledged as security for our company's loan from CoBank under the terms of a deed of trust/mortgage.
     Between September and December 1995, our company purchased approximately 1,000 acres of real property in Yuma County, Colorado, upon which our company has developed one feeder pig production facility and holds the remaining acreage for the development of additional production facilities (the "Additional Colorado Property"). The acquisition cost of this Additional Colorado Property was approximately $760,000. Our company obtained funding for the purchase of the Additional Colorado Property from the proceeds of a loan obtained from Farmland. In conjunction with this loan, our company delivered to Farmland a promissory note evidencing the debt providing for the amortization of the loan over a ten-year period, at a variable rate equal to CoBank's prime rate. As of August 31, 1999, CoBank's prime rate was 8.25%. The payment schedule of the promissory note requires that our company make interest-only payments for the life of the loan, with a final balloon payment of the principal at the expiration of the ten-year term. To secure the obligations of the promissory note, our company has executed a deed of trust in favor of Farmland covering all of the Additional Colorado Property, which deed of trust is second in priority to that of CoBank with respect to the production facility constructed thereon. See "Certain Relationships and Related Transactions--Farmland--Real Estate Loans" under Item 12.
     As of the date of this report, our company has acquired approximately 475 acres of real property in Wayne County, Illinois, including a 90 acre tract acquired pursuant to the exercise of the option referred to below. Our company has developed two feeder pig production facilities and one weaned pig production facility on this property.
     In November 1996, our company entered into a contract pursuant to which our company has been granted the option to purchase approximately 500 acres of real property in Wayne County, Illinois (the "Option Property"). Under the terms of this option contract, if our company failed to fully exercise the option as to the entire Option Property prior to November 1, 1998, our company would be responsible for a $150,000 liquidated damages payment to the owner of the Option Property. Our company's responsibility for this liquidated damages payment was secured by a stand-by letter of credit issued by CoBank. In November 1998, the option to purchase the Option Property expired and our company became obligated to make the $150,000 liquidated damages payment. Our company did not make this payment, however, and instead entered into negotiations with the owner of the Option Property to arrive at a different resolution. In July 1999, our company entered into an agreement with the owner of the Option Property under which our company was released from making the $150,000 liquidated damages payment.
     Our company maintains offices at 503 East 8th Avenue in Yuma, Colorado. Farmland and our company share equally the cost for this office space.
ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which our company is a party or to which any of its property is subject.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders of our company during the fourth quarter of the fiscal year ended August 31, 1999.
                                    PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ABSENCE OF MARKET
     There is no public trading market for our company's common stock. The common stock is subject to provisions of the Colorado Cooperative Association Law and our company's Articles of Incorporation and Bylaws which restrict the transferability of the common stock. In particular, the Colorado Cooperative Association Law and the Articles of Incorporation provide that the certificates of membership in our company (which also represent shares of common stock of our company) shall not be assignable or transferable except upon consent of the Board of Directors, and that our company shall have the right in its Bylaws to limit the transfer or assignment of membership and the terms and conditions upon which transfers or assignments may be allowed. Our company's Bylaws provide that the equity interests issued by our company may not be assigned or transferred, except upon the consent of our company's Board of Directors, and that our company's Board of Directors may not give such consent unless any such assignee or transferee of common stock executes and delivers to our company a Pig Purchase Agreement. Only producers of agricultural products, associations of such producers, and federations of such associations may own common stock of our company.
     In addition to the foregoing transfer restrictions, our company's Bylaws give our company the right to purchase a member's common stock under certain circumstances, which may adversely affect transferability. Such right is in addition to any right our company may have to foreclose on the security interest in member's common stock pursuant to the Pig Purchase Agreement. In particular, our company has the option under its Bylaws to purchase a member's common stock upon the occurrence of certain specified events by tendering to the member:
     (a) the lesser of (i) the price paid to our company for such investor's shares, and (ii) the book value of the shares and capital credits associated therewith, in each case, reduced by any indebtedness due our company from the member, or
     (b) a nonvoting certificate of participation representing the member's interest at the time of such tender in a face amount equal to the amount specified in clause (a) above.
     The occurrences giving rise to the option to purchase a member's common stock include the following events:
     (a) a member's termination of a Pig Purchase Agreement without having executed and delivered a replacement for such Agreement or the member's failure to be a party to such Agreement, and
     (b)  our company's Board of Directors by resolution finds that a member has:
          (i) intentionally or repeatedly violated any provision of our company's Articles of Incorporation or Bylaws,
          (ii) breached a Pig Purchase Agreement or materially breached any other contract with our Company,
          (iii) remained indebted to our company for 90 days after such indebtedness first becomes payable, or
          (iv)      willfully obstructed any lawful purpose or activity of our company.
     In the event our company exercises any option, the voting stock of the member shall be canceled, and the member shall thereafter have no voting rights in our company. Our company is under no obligation, however, to redeem or repurchase an investor's common stock at any time. See "Description of Business--Pig Purchase Agreement " under Item 1.
HOLDERS
     The authorized capital stock of our company consists of 5,000 shares of (Class A) common stock, $.01 par value per share, 2,500 shares of Class B common stock, $.01 par value per share, and 2,500 shares of Class C common stock, $.01 par value per share. As of the date of this report, there were 136 shares of Class A common stock outstanding, which were held of record by 28 stockholders; 54 shares of Class B common stock outstanding, which were held of record by ten stockholders; and no shares of Class C common stock outstanding. Only producers of agricultural products, associations of such producers, and federations of such associations who have executed and delivered to our company a Pig Purchase Agreement may own common stock. Only stockholders of our company may be members of our company. Except as otherwise specifically described under this "Holders" caption, the powers, preferences and rights of the Class A, Class B and Class C common stock are in all respects identical. To the extent permitted by applicable law, the Board of Directors of the Association is authorized to provide by resolution for the issuance of shares of stock of any class or of any series of any class at any time and to determine, prior to the issuance of any shares of stock of that class or series, the designations, preferences, limitations and relative rights, if any, thereof.
     Except as described in the immediately following sentence, holders of Class A and Class B common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and holders of Class C common stock are entitled to three-fourths of one vote for each share held on all matters submitted to a vote of stockholders. During any period in which our company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as our company's current lender), (i) no cooperative association stockholder is permitted to vote shares of common stock representing 25% or more of the shares then outstanding with respect to any matter as to which members are not entitled to vote separately as a group or class and (ii) no cooperative association stockholder is permitted to vote shares of common stock representing 25% or more of the shares of any class then outstanding with respect to any matter as to which members are entitled to vote separately as a group or class. A majority of the outstanding shares of common stock entitled to vote constitutes a quorum at any stockholder meeting, except that if any class of capital stock is entitled to vote separately as a class or group, such a quorum must also be obtained with respect to such class. The affirmative vote of at least two-thirds of the shares represented at a meeting at which a quorum is present is required to amend our company's Articles of Incorporation, to approve certain mergers, consolidations or sales of all or substantially all of our company's assets and to approve certain other matters. Holders of the Class A common stock, holders of the Class B common stock and holders of the Class C common stock must vote separately as groups or classes with respect to amendments to the Articles of Incorporation that alter or change the designation, preferences, limitations or relative rights of their respective classes of stock so as to affect them adversely and with respect to such other matters as may require group or class votes under applicable law. Holders of the common stock do not have cumulative voting rights in the election of directors or preemptive rights to purchase additional shares of common stock, and have no subscription, redemption or conversion rights.
PATRONAGE DISTRIBUTIONS AND ABSENCE OF DIVIDENDS
     No dividends have been, or will be, paid by our company on its common stock. Our company intends to distribute, however, at least annually, all of its net margins, if any, as patronage distributions to its stockholders on the basis of the quantity or value of business done by our company with or for each stockholder with respect to pigs sold pursuant to the Pig Purchase Agreements or
the Swine Production Services Agreement.   Our company's "net margins" for this
purpose generally are equal to our company's net income under generally accepted accounting principles (taxable income prior to September 1, 1997) attributable to patronage sourced business done with or for our company's members (determined before reduction for patronage distributions paid by our company). In this regard, our company will compute its net income separately for each group of members (including successors and permitted assigns) whose shares of our company's common stock originally were issued in connection with our company's acquisition or development of one or more feeder or weaned pig production units financed in part thereby. A stockholder's share of our company's net margins will be payable to him or her after the close of each fiscal year. Our company's Board of Directors has the right to pay the patronage distribution in qualified written notices of allocation, non-qualified written notices of allocation, cash or any combination thereof. The written notices of allocation will be issued in the form of capital credits. The extent of the cash portion of the patronage distributions will be determined annually and will depend upon our company's financial condition, results of operation, capital commitments and other factors deemed relevant by the Board of Directors. Our company has entered into various loan agreements and other documentation with its existing lender which restrict our company's ability to pay patronage distributions in cash. See "Description of Business -- Financing" under Item 1.
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. AS USED IN THIS REPORT, THE WORDS "SHOULD," "EXPECT," "ANTICIPATE," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     GENERAL. Our company commenced operations in July, 1994, following its acquisition of the entire equity ownership rights and interest in Yuma Feeder Pig, a Colorado limited liability company in which Farmland and Yuma Cooperative owned 71.5% and 28.5%, respectively, of the outstanding equity interests. Subsequent to our company's acquisition of Yuma Feeder Pig, Yuma Feeder Pig was dissolved and liquidated and our company received all assets and liabilities of Yuma Feeder Pig and continued the feeder pig production operations of Yuma Feeder Pig as described herein.
     FISCAL YEARS ENDED AUGUST 31, 1999 AND 1998. Our company shipped 299,980 feeder pigs and 99,966 weaned pigs during fiscal 1999 compared to 304,049 feeder pigs and 4,337 weaned pigs shipped during fiscal 1998, a decrease of approximately 1% in the number of feeder pigs shipped and an increase of approximately 2,205% in the number of weaned pigs shipped. Net sales for the fiscal year ended August 31, 1999 increased to $18,998,096 from $17,731,585 for the prior year, an increase of $1,266,511 or approximately 7%. This increase in volume and sales dollars is primarily due to 11 units operating during all or part of the fiscal year ended August 31, 1999 versus eight units for the fiscal
year ended August 31, 1998.   Net sales for the fiscal year ended August 31,
1999 consisted of $15,221,964 feeder pig sales and $3,776,132 weaned pig sales.
     Our company earned gross margins of $3,778,601 and $4,351,131 for fiscal 1999 and 1998, respectively. This decline in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to our company's sale of feeder and weaned pigs to its members. The selling price for our feeder and weaned pigs is based on, among other things, the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively. The decline in gross margin from fiscal 1998 to fiscal 1999 of $572,530 or $4.66 per head sold is due mainly to the elimination of the $4.50 per pig production margin charged in fiscal 1998, but not in fiscal 1999.
     Sales to Farmland Industries (including sales to Farmland of Yuma Farmers Milling and Mercantile Cooperative's share of feeder pigs produced by our company) for fiscal 1999 and 1998 were $9,187,729 and $10,251,093, respectively. The average feeder pig net sales price per head was $50.74 and $57.82 and the average feeder pig industry market price per head was $36.84 and $35.32 during 1999 and 1998, respectively. The average weaned pig net sales price per head was $37.77 and $34.96 and the average weaned pig industry market price per head was $23.14 and $29.04 during 1999 and 1998, respectively.
     Our company incurred start-up costs of $132,410 and $1,051,481 relating to the operation of new production facilities during the fiscal years ended August 31, 1999 and 1998, respectively. All of the costs for the fiscal year ended August 31, 1999 and all of the costs for the fiscal year ended August 31, 1998 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.
     Loss on sale of breeding stock was $914,419 for the fiscal year ended August 31, 1999 as compared to a loss of $266,602 and for the prior year period. This loss is attributable to much lower sale prices in fiscal 1999 compared to fiscal 1998. Although fewer animals were culled in fiscal 1999 compared to fiscal 1998 (14,204 animals compared to 17,160 animals), losses increased. Losses increased from $266,602 ($15.54 per head) to $914,419 ($64.38 per head) due primarily to the average sales price decreasing from $101.56 per head to $49.53 per head.
     Administrative expenses were $1,211,260 for the fiscal year ended 1999 compared to $745,400 for the prior year period. This increase is due to increased bank fees, higher management fees because of increased volume and increased lagoon pumping charges.
     Interest expense of $1,452,393 for fiscal 1999 compared to $1,389,312 for fiscal 1998 was incurred in financing the development of the six existing and two new pig production facilities. The increase reflects an increase in average outstanding borrowings in fiscal 1999.
     Our company earned net income of $182,251 for the fiscal year ended August 31, 1999 compared to net income of $1,124,403 for the prior year period. The decreased fiscal 1999 net income was attributable to lower gross margins, which were due mainly to the removal of the $4.50 per pig production margin, higher administrative expenses referred to above, higher losses on the sale of breeding stock due mainly to lower market prices, offset by lower startup expenses of $919,071 due to decreased startup activities in fiscal 1999. In addition to operating risks and uncertainties associated with any business, our company's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and our company's selling price formula that contains a production margin.
     FISCAL YEARS ENDED AUGUST 31, 1998 AND 1997. Shipments of feeder pigs and weaned pigs were higher for the fiscal year ended August 31, 1998 than in the prior year. Our company shipped 304,049 feeder pigs and 4,337 weaned pigs during fiscal 1998 compared to 231,598 feeder pigs and no weaned pigs shipped during fiscal 1997, an increase in the number of feeder pigs shipped of approximately 31%. Net sales for the fiscal year ended August 31, 1998 increased to $17,731,585 from $13,669,706 for the prior year, an increase of $4,061,879 or approximately 30%. This increase in volume and sales dollars is primarily due to eight units operating for the fiscal year ended August 31, 1998
versus six units for the fiscal year ended August 31, 1997.   Net sales for the
fiscal year ended August 31, 1998 consisted of $17,579,963 feeder pig sales and $151,622 weaned pig sales.
     Our company earned gross margins of $4,351,131 and $2,447,537 for fiscal 1998 and 1997, respectively. This improvement in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to our company's sale of feeder and weaned pigs to its members. The selling price for our feeder and weaned pigs is based on, among other things, the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively. For the month ended August 31, 1998, our company's operating costs at the time pigs were sold (the then current operating costs) exceeded the historical rolling average of operating costs by $1.73 per head sold. For the month ended August 31, 1997, our company's operating costs at the time pigs were sold (the then current operating costs) were lower than the historical rolling average of operating costs by $1.39 per head sold.
     Sales to Farmland Industries (including sales to Farmland of Yuma Farmers Milling and Mercantile Cooperative's share of feeder pigs produced by our company) for fiscal 1998 and 1997 were $10,251,093 and $7,924,763, respectively. The average feeder pig net sales price per head was $57.82 and $59.02 and the average feeder pig industry market price per head was $35.32 and $56.84 during 1998 and 1997, respectively. The average weaned pig net sales price per head was $34.96 and the average weaned pig industry market price per head was $29.04 during 1998.
     Our company incurred start-up costs of $1,051,481 and $281,025 relating to the operation of new production facilities during the fiscal years ended August 31, 1998 and 1997, respectively. All of the costs for the fiscal year ended August 31, 1998 and all of the costs for the fiscal year ended August 31, 1997 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new feeder pig production facilities.
     Loss on sale of breeding stock was $266,602 for the fiscal year ended August 31, 1998 as compared to a gain of $94,123 for the prior year period.
This loss is attributable to an accelerated cull rate during the third and fourth quarter of fiscal 1998, partially offset with the existence of more mature facilities culling animals as compared to an unusually strong market for hogs, and the culling by our company of a larger percentage of its herd, which consists of a higher quality of animal. In connection with the repopulation of our Colorado facilities completed in October 1998, our company culled all of its DeKalb breeding stock and replaced it with P.I.C. genetics.
     Administrative expenses were $745,400 for the fiscal year ended 1998 compared to $424,565 for the prior year period. This increase reflects the increased operations and includes higher administrative, payroll and professional fees.
     Interest expense of $1,389,312 for fiscal 1998 compared to $1,321,984 for fiscal 1997 was incurred in financing the development of the six existing and two new pig production facilities. The increase reflects an increase in outstanding borrowings in fiscal 1998.
     Our company earned net income of $1,124,403 for the fiscal year ended August 31, 1998 compared to net income of $658,295 for the prior year period. The increased fiscal 1998 net income was attributable to eight units operating as of August 31, 1998 versus six units operating as of August 31, 1997 and improved gross margins resulting from the per pig sales price exceeding operating costs for most of fiscal 1998. This was partially offset by $1,051,481 of start-up expenses related to the development of two pig production facilities. The fiscal 1997 net income was attributable to improved gross margins resulting from the per pig sales price exceeding operating costs, caused in part by improved productivity as well as lower corn prices from fiscal 1996. The selling price for our feeder and weaned pigs is based on the twelve-month (five-month effective September 1, 1998) and five-month rolling average of operating costs per pig for feeder and weaned pigs, respectively, the debt service financing cost per pig, and a production margin of $4.50 per pig (in the case of feeder pigs) and $0 to $4.50 per pig as determined by the Board of Directors (in the case of weaned pigs). Effective September 1, 1998 this fixed amount per pig of $4.50 for feeder pigs was changed to $0 to $4.50 per pig as determined by the Board of Directors at its discretion. In addition to operating risks and uncertainties associated with any business, our company's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and our company's selling price formula that contains a production margin.
     LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1999, the Company reported a working capital deficit of $614,767 and total assets of $32,519,546. The Company issued 17 shares of Class A common stock in February 1999 for net proceeds of $1,352,244. Our company used these funds, in combination with $2,720,000 of borrowings through August 31, 1999 for the development, population, and start-up of a pig facility in Yuma County, Colorado. Our company issued 18 shares of Class B common stock in February 1999 for net proceeds of $1,073,842. Our company used these funds, in combination with $2,160,000 of borrowings through August 31, 1999, for the development, population, and start-up of one pig production facility in Yuma County, Colorado.
     As of the date of this report, our company has 136 shares of Class A common stock issued and outstanding, 54 shares of Class B common stock issued and outstanding, no issued and outstanding shares of Class C common stock, and is offering an additional 51 Class A shares, 54 Class B shares and 72 Class C shares to qualified prospective investors. At August 31, 1999, our company had $4,879,550 immediately available under its credit facility with CoBank, consisting of $864,550 of loans and $4,015,000 of revolving term credit. An additional $30,649,900 is available under the CoBank credit facility, subject to specified equity investment levels in our company being satisfied. As of August 31, 1999, our company has borrowed $333,172 from Farmland to purchase land for future expansion. See "Business-Financing." In the opinion of management, these arrangements for debt capital are adequate for our company's present operating and capital plans.
     During the fiscal year ended August 31, 1999, our company had capital expenditures of $6,759,990 for construction of facilities in Yuma County, Colorado, for replacement breeding stock and for miscellaneous equipment needs.
     Major uses of cash during the fiscal year ended August 31, 1999 include $6,759,990 for capital expenditures on new and existing facilities, $1,393,296 decrease in revolving term credit, $1,812,000 of principal payments on long term debt, and $633,400 paid to Farmland pursuant to a $760,000 loan agreement, and payment of cash patronage of $433,115. Major sources of cash include $2,426,086 of proceeds, net of offering costs, from the issuance of capital stock, $3,740,343 of proceeds from the issuance of long term debt, $3,739,824 in cash provided by operating activities, and an increase in bank overdraft of $421,891. The decrease in net cash provided by operating activities was primarily due to lower net income in 1999.
     On March 18, 1998, our company entered into a new $34,506,700 secured credit facility with CoBank to provide financing for the debt portion of the construction of up to six 2,450-sow weaned and/or feeder pig production facilities, related support facilities and initial breeding stock associated with each unit and to restate and modify the terms and conditions of the existing loan agreements, including the commitments for financing the debt portion of the two 2,450-sow weaned pig production facilities then under construction, along with these units related support facilities, initial breeding stock and capitalized start-up costs. This agreement provides for $26,846,700 of term loans and $7,660,000 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in our company being satisfied. There is no assurance that additional shares of common stock will be sold and the specified equity investment levels satisfied. Under this new credit facility, proceeds from the construction loan are used for construction of facilities and are advanced by CoBank as construction costs are incurred by our company. Proceeds from the term loans and revolving term credit are used to repay the construction loan upon completion of a facility, and for working capital.
     The new credit facility provides for the monthly payment of principal and interest. The existing non-revolving term loans changed from ten year to eight year terms effective August 31, 1998. Each new tranche of non-revolving term credit will be repaid with monthly interest payments and with 97 monthly principal payments of $21,800 for feeder pig facilities and $17,300 for weaned pig facilities to begin 18 months after the initial advance on each new construction loan commitment. The revolving credit facility will mature on August 31, 2010 and will decrease in 40 equal amounts at the end of each of our company's fiscal quarters based on the amount of available commitment at August 31, 2001.
     Our company is required to comply with various covenants, including, but not limited to (i) maintaining a total equity to total assets ratio of not less than 0.25 for the period ended August 31, 1998, and thereafter a ratio of total equity to total assets of 0.35, (ii) maintaining a debt service coverage ratio of not less than 1.00 (calculated as average annual cash flow divided by current debt), (iii) restrictions on the occurrence of additional indebtedness. As of August 31, 1999, our company was in compliance with all covenants. Our company may be required to make equity investments in CoBank in an amount not to exceed 1% of the average five-year principal loan balance until our company meets CoBank's target level of equity investment, which is currently 11.5% of the average five-year principal loan balance. As of August 31, 1999, substantially all assets of our company were pledged to CoBank.
     INCOME TAXES. Our company operates as a cooperative that is not exempt from federal income taxes and, therefore, is subject to taxes on all income not paid or allocated to members. Deferred income taxes have not been provided because virtually all sales since inception have been to members and virtually all future sales are anticipated to be to members. For the years ended August 31, 1999 and 1998, our company has not provided income taxes, as member-sourced losses incurred in prior years have been carried forward to offset member-sourced income in 1999 and 1998. At August 31, 1999, our company has member-sourced loss carryforwards amounting to $2,891,000 available to offset future member-sourced taxable income and $4,270,000 available to offset future patronage refunds.
     Patronage refunds for reinvestment for the years ended August 31, 1999 and 1998 represent nonqualified written notices of allocation which are deductible by our company for Federal income tax purposes upon redemption of the equities issued.
     INFLATION. Inflation is believed to have a relatively minor impact on the operations of the Company. While certain costs, such as salaries, are affected by inflation, the Company believes that the factors which most affect its results of operations are the cost of feed and other inputs and the productivity of the breeding stock herd which are each influenced by a variety of factors. Further, the Company will sell its feeder and weaned pig production under terms which cause the sales price of pigs to be adjusted for changes in the cost of production per unit, including increases in costs caused by inflation. The precise impact of inflation on the Company's costs is not readily ascertainable.
     RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement supersedes and expands on the segment disclosure requirements of SFAS No. 14. The statement requires certain financial disclosures about business segments. The definition of business segments has been changed from an industry definition to that of a
management definition.   SFAS No. 131 was effective August 31, 1999.  This
statement had no effect on the Company's financial reporting, as our company operates in a single segment.
     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 is effective August 31, 1999. The statement will not effect the Company's financial reporting.
     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, is effective for all fiscal quarters beginning after June 15, 2000. The Company currently has no derivative instruments subject to SFAS No. 133.
     YEAR 2000. Our company has completed an assessment of the changes needed to make its financial system, operational system and equipment year 2000 compliant. A plan has been developed to implement such changes. A software application that should meet the financial and reporting needs of our company and that is year 2000 compliant has been purchased and was placed into use by May 31, 1999. The cost of replacement software was approximately $20,000. Our company has reviewed the non-information technology related systems. At this time, no equipment that is date sensitive has been identified. Our company has evaluated its reliance on third parties to determine and minimize the extent to which its operations may be dependent on such third parties to remediate year 2000 issues in their systems. In addition, after testing its systems our company developed a contingency backup plan for systems which exhibit possible year 2000 problems. FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS
     In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, Alliance is identifying important risks and uncertainties that could cause Alliance's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.
     EVALUATING OUR BUSINESS IS DIFFICULT BECAUSE WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN IS UNCERTAIN. Our company was formed in May 1994 (with our predecessor, Yuma Feeder Pig, being formed in October, 1991) and is at an early stage of development. Although we have been engaged in the production of feeder pigs since July 1994 (which process includes the production of weaned pigs), we did not engage at all in the production of weaned pigs for sale until 1998. Our company is subject to all of the risks inherent in the establishment of a new business, including the need for substantial capital to support our facilities development efforts, the need to attract and retain qualified personnel and experienced management, and the risks related to facility location and construction. These risks may impede the successful implementation of our business plan to develop or acquire additional pig production facilities and realize significant economies of scale or to make feeder and weaned pigs available to our members in sufficient quantities and at prices that are less than otherwise could be obtained from other sources.
     WE MAY NOT BE ABLE TO OPERATE SUCCESSFULLY IF WE CANNOT ACQUIRE SATISFACTORY BREEDING STOCK AT ACCEPTABLE PRICES. The availability of genetically consistent breeding stock that satisfies the characteristics we require and that can be obtained on acceptable terms and prices is crucial to our operations. We cannot give assurances that our requirements for breeding stock will be satisfied on acceptable terms and prices, if at all. See "Business" under Item 1.
     PROBLEMS WITH THE HEALTH OF OUR BREEDING HERD AND OF THE PIGS WE PRODUCE ADVERSELY IMPACTS OUR PROFITABILITY AND OPERATIONS AND RESULTS IN HIGHER PRICES FOR THE FEEDER AND WEANED PIGS THAT OUR MEMBERS PURCHASE. The health of our breeding herd and of the pigs we produce can greatly impact, and has greatly impacted, our profitability. In the event that our breeding herd or feeder or weaned pig population contracts a disease causing diminished breeding stock productivity or death, we may face a substantial cost or loss that could adversely affect our operating results. In addition, herd health problems may result in an increase in the price for pigs that our members are required to purchase. Although we anticipate that each of the new facilities developed or acquired with the proceeds from this offering will be designed in an attempt to allow for disease separation between the facilities, large numbers of animals will be raised together and may be vulnerable to disease. We have encountered herd health problems in the past. We cannot assure you that we will be able to avoid herd health problems in the future. See "Business--Pig Purchase Agreement" under Item 1.
     A SUBSTANTIAL INCREASE IN THE COST OR A DECLINE IN AVAILABILITY OF FEED AND SUPPLIES, COULD HAVE A SERIOUS ADVERSE IMPACT ON OUR BUSINESS AND COULD RESULT IN THE PRICES PAID BY OUR MEMBERS FOR THE FEEDER AND WEANED PIGS BEING HIGHER THAN COULD BE OBTAINED FROM OTHER SOURCES. The cost of feed and other supplies makes up a substantial portion of the cost of producing pigs, particularly feeder pigs which require more feed. These costs fluctuate substantially based upon changes in regional and seasonal availability and demand, including those attributable to crop conditions, weather and other factors, most of which are beyond our control. A substantial increase in the cost of these inputs, or a substantial decline in the availability of these inputs, could materially adversely affect our performance and result in the price paid by our members for pigs being higher than may be charged by other pig suppliers.
     The price paid by our members for feeder or weaned pigs is based in part on the five-month average of our operating costs. As a result, any change in the sale price for our pigs will lag five months behind the corresponding change in the related operating costs. Because we will not immediately recover operating cost increases, this lag may adversely affect our operating results, particularly in the event of sudden movements, or continual increases, in such operating costs. See "Business--Purchase of Feed and Other Inputs" and "--Pig Purchase Agreement " under Item 1.
     THE INABILITY TO OBTAIN THE WATER WELL PERMITS REQUIRED FOR THE EXPANSION OF OUR OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. Our operations are dependent upon the availability of an ample supply of pure water at reasonable cost. Although we have the necessary permits to obtain water for our current operations, we have been advised that we will not be able to obtain any new commercial well permits in Colorado. Accordingly, to secure the water supply necessary for an expansion of our Colorado operations, we may need to purchase more expensive irrigated land or other real property already having commercial well permits. We cannot assure you that we will be able to obtain the permits necessary to expand our operations in Colorado, Illinois, or other locations we select at a reasonable cost, if at all. The expansion of our operations is an important part of our business plan. See "Description of Business - Expansion."
     MEMBERS ARE REQUIRED TO PURCHASE THEIR PROPORTIONATE SHARE OF FEEDER OR WEANED PIGS EVEN THOUGH THE AVAILABILITY OR QUANTITY MAY NOT MEET THE MEMBER'S NEEDS OR CAPACITY, AND THE PRICE WE CHARGE FOR PIGS MAY BE HIGHER THAN COULD BE OBTAINED ELSEWHERE. Each of our members must purchase his or her proportionate share of our feeder weaned pig production, as the case be, for a term of at least ten years. Pigs will be made available to members on a rotating schedule that we establish, with the number of lots made available to a member and the frequency of availability being based upon the member's proportionate ownership interest in the applicable class of common stock and our actual production of qualifying pigs. We cannot provide any assurance that the availability of feeder or weaned pigs will coincide with a member's needs or capacity to take delivery.
     The price paid by our members for feeder or weaned pigs is equal to the sum of three factors described in the Pig Purchase Agreement: the financing cost per pig, the operating cost per pig, and a production margin of $0 to $4.50 per pig, as determined by our company. We believe the effect of this pricing structure is to shift the risks of increasing production costs and lower market
prices for pigs from our company and to the member.    We can give no assurance
that the price for feeder or weaned pigs under the Pig Purchase Agreement will be less than may be charged by other pig suppliers. In this regard, our company's average net sales price for its pigs exceeded the average industry market price for pigs for the 1997, 1998 and 1999 fiscal years.
     If a member fails to purchase, pay for, and take delivery of any two lots of pigs (increased by one lot for each ten shares of common stock owned by the member) as they are made available, we may terminate the member's Pig Purchase Agreement and foreclose on our security interest in the member's common stock. In addition, the member will be responsible for any resulting damages and expenses we incur, to the extent specified in the Pig Purchase Agreement. The failure of one or more of our members to purchase pigs under the Pig Purchase Agreements, particularly during periods in which the market price for pigs is depressed, would have a material and adverse effect on our company and the members who continue to purchase pigs under such agreements. See "Business-- Pig Purchase Agreement" under Item 1.
     THE DEVELOPMENT OF PIG PRODUCTION FACILITIES REQUIRES UP FRONT EXPENDITURES THAT MAY RESULT IN OPERATING LOSSES. The development of pig production facilities entails substantial up front expenditures for the purchase of real estate, the construction of the facilities, and the acquisition of breeding stock and for working capital during the initial start-up period for each new facility. As a result, the development of new facilities has resulted in losses for our company that may occur again in the future if additional facilities are developed. We cannot assure you that we will become profitable after we cease development activities.
     OUR COMPANY HAS SUBSTANTIAL INDEBTEDNESS WHICH COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION. Our company is highly leveraged and will continue to be so after our anticipated borrowing of term and revolving debt in connection with any sale and issuance of shares in this offering. The degree to which we are leveraged could have serious adverse consequences, including:
     o    increasing our difficulty in meeting our debt service payments
     o increasing our vulnerability to adverse general economic and market conditions
     o impairing our ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes
     o reducing the amount of funds available for operations or distribution since a significant portion of cash produced by operating activities must be dedicated to the payment of debt obligations
     o placing us at a competitive disadvantage compared to our competitors that have less debt
     IF WE ARE UNABLE TO COMPLY WITH OUR CURRENT LOAN AGREEMENTS AND FAIL TO OBTAIN A WAIVER FROM OUR LENDER, OUR DEFAULT WOULD PERMIT THE LENDER TO FORECLOSE ON COLLATERAL PLEDGED BY OUR COMPANY. We have entered into various loan agreements with our current lender under which we are or will be required to grant liens on substantially all of our properties and assets to CoBank. We also are required to comply with various covenants, including the following:
     o    maintenance of minimum levels of working capital
     o    restrictions on the incurrence of additional indebtedness
     o restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations
     o restrictions on the declaration and payment of patronage distributions We cannot guarantee that we will be able to comply with all loan covenants.
While we have successfully sought and received consents, waivers, and amendments to our loan covenants in the past, we cannot give any assurance that our lender will grant such requests in the future. The failure to comply with the covenants or to obtain such requests would reduce our flexibility to respond to adverse industry conditions and could have a material adverse effect on our operating results, financial condition and business. In the event of default, the lender will have the right to foreclose upon collateral pledged by our company. No person has guaranteed our obligation to make timely debt service payments.
     IF WE ARE UNABLE TO SECURE DEBT FINANCING ON ACCEPTABLE TERMS OR TO MEET REQUIRED CONDITIONS FOR OBTAINING LOANS, WE MAY BE REQUIRED TO CURTAIL A SIGNIFICANT PORTION OF OUR EXPANSION. We will be required to borrow substantial amounts of term and revolving debt for each minimum block of shares offered in order to further our strategy of developing or acquiring each additional pig production facility. As of the date of this report, we have obtained from CoBank, ABC, our current lender, a commitment until December 31, 2001 for the loans required for the development or acquisition of at least four additional
pig production units having a 2,450-sow capacity.   However, we cannot give
assurances that we will be able to obtain an extension of such commitment after that date on favorable terms, if at all, or that we will be able to obtain additional loan commitments to fund additional facilities expansion.
     Any loan commitment, including our commitment from our current lender, will require certain conditions to be met before funds will actually be advanced. In addition, any loan commitment may be withdrawn or terminated by the lender under certain circumstances. We cannot guarantee that we will be able to satisfy the necessary conditions and that the loan funds will be made available when needed. We also cannot assure you that alternative sources of financing will be available on acceptable terms or that our total borrowing needs will not exceed those anticipated.
     AN INABILITY TO BE COMPETITIVE IN DEVELOPING AND IMPROVING PIG PRODUCTION TECHNOLOGIES OR TO RESPOND TO A DROP IN THE MARKET PRICE FOR PIGS, MAY HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY AND REQUIRE MEMBERS TO PAY HIGHER PRICES FOR PIGS. Many of our existing or potential competitors have substantially greater financial, technical and personnel resources than our company, and may be more successful than us in raising feeder and weaned pigs in an economical manner.
As more competitors begin operations, the supply of feeder or weaned pigs may exceed demand and result in downward pressure on the market prices for such pigs. Accordingly, if we are not successful in developing and improving pork production technologies relative to our competitors or if the prevailing market price drops below those applicable under the pig purchase agreement, members may be required to purchase feeder or weaned pigs, as the case may be, at prices higher than those available from other sources. See "Business--Business Environment," "-- Competition" and "-- Pig Purchase Agreement " under Item 1.
     THE WIDESPREAD OPPOSITION TO LARGE-SCALE HOG PRODUCTION FACILITIES AND CORPORATE FARMING OPERATIONS COULD RESULT IN LEGISLATION AND OTHER MEASURES THAT COULD HAVE A DETRIMENTAL EFFECT ON OUR BUSINESS AND OPERATING RESULTS. The increase in the number of large corporate farming operations, such as ours, has generated opposition from residents of the states in which those operations are conducted. This opposition may reflect various concerns about pollution and effluent emissions, excessive water use, offensive odor, humane treatment of animals and the perceived threat to small farmers and the family farm. As a result, we may face a variety of consequences that could adversely effect our company and business, including:
     o legal proceedings to obtain monetary awards, injunctive orders or other legal or equitable remedies
     o potential employees being dissuaded from accepting a position with our company
     o    the reluctance of property owners to sell parcels to us
     o costly compliance or violation of national, state and local regulations enacted as a result of public opposition
See "Recent Development--Colorado Regulation of Commercial Swine Operations," "Business--Business Environment" and "--Water Disposal and Environmental Matters" under Item 1.
     DESPITE VOTING LIMITATIONS IMPOSED BY OUR CURRENT LENDER, SEVERAL MAJOR SHAREHOLDERS COULD EXERCISE A SIGNIFICANT DEGREE OF CONTROL BY DECIDING TO VOTE TOGETHER. As of the date of this report, Farmland Industries, Yuma Farmers Milling and Mercantile Cooperative Company, Corn Plus II, and Welko, L.L.C. collectively own 58.1% of the outstanding shares of our Class A common stock and 51.9% of the outstanding shares of our Class B common stock. While no single cooperative association member is permitted to vote shares of common stock representing 25% or more of shares outstanding, the members listed above could continue to exercise a significant degree of influence or control in the election of directors and other matters if they choose to vote together. See "Security Ownership of Certain Beneficial Owners and Management" under Item 11.
     WE ARE INVOLVED IN VARIOUS AGREEMENTS OR TRANSACTIONS WITH SOME OF OUR LARGER MEMBERS, WHICH MAY PRESENT CONFLICTS OF INTEREST. We have contracted with Farmland Industries and Yuma Farmers Milling and Mercantile Cooperative for the supply of feed and other inputs, breeding stock and administrative services.
Our agreements may be modified or terminated or we may enter into new agreements or conduct new transactions with these shareholders. However, Farmland, through its various business divisions, subsidiaries and affiliates, is engaged in the production of livestock elsewhere, in the sale of feed, stock and administrative services to other parties, and the slaughter and processing of hogs. In light of such business activities, Farmland may have conflicting interests in providing necessary goods and services to our company. Yuma may have similar conflicting interests. In addition, we are unable to determine what effect, if any, the proposed combination of Farmland and Cenex Harvest States Cooperatives will have on our agreements with Farmland and on our business. See "Certain Relationships and Related Transactions - Farmland."
     NO DIVIDENDS WILL BE PAID BY OUR COMPANY ON ITS COMMON STOCK. We will not pay dividends on our common stock. Investors who anticipate the need for an immediate return on their investment should not purchase our common stock. However, we intend to make annual patronage distributions of our net margins, if any, to our members on the basis of the quantity or value of business we do with or for the member-patrons. These distributions may be paid in cash, qualified or non-qualified written notices of allocation, or a combination as determined by our board of directors in their sole discretion. Our ability to pay patronage distribution in cash is restricted by our loan agreements and other documentation with our current lender.
     THE FAILURE OF OUR COMPANY TO COMPLY WITH FEDERAL, STATE OR LOCAL REGULATION AND CHANGES IN SUCH REGULATION COULD RESULT IN FINES, RESTRICTIONS OR PROSECUTIONS, AND NEGATIVELY AFFECT OUR BUSINESS. We are subject to various federal, state and local government regulations, including those restricting certain types of investor-owned livestock production operations and those concerning the environment, occupational safety and health and zoning. While we attempt to monitor all aspects of our regulatory compliance responsibilities, we cannot provide assurances that we will be able to satisfy all applicable governmental regulations or obtain required approvals. Our failure to comply with applicable regulations may result in fines, suspensions of regulatory approvals, operating restrictions and criminal prosecution. Changes in or additions to applicable regulations also could adversely affect our company and
our business.   In this regard, recently adopted amendments to the Colorado statutes and regulations concerning housed commercial swine feeding operations may have material and adverse consequences to our company and its business. See "Recent Development--Colorado Regulation of Commercial Swine Operations," "Business--Government Regulation" and "--Waste Disposal and Environmental Matter" under Item 1.
     THE FAILURE OF OUR COMPANY TO BE YEAR 2000 COMPLIANT COULD SEVERELY DISRUPT OUR BUSINESS AND ADVERSELY EFFECT OUR OPERATING RESULTS. While we have made an assessment of our key financial, informational and operational systems and do not expect significant issues or difficulties related to the Year 2000, we cannot grant assurances in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."
     ADDITIONAL RISKS AND UNCERTAINTIES MAY AFFECT OUR FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS. Additional risks and uncertainties that may affect our future results of operations, financial condition and business include, but are not limited to: the effect of economic and industry conditions on prices for our feeder and weaned pigs and our cost structure; the ability to keep pace with technological change in a timely and cost-effective manner and to provide better service and remain competitive; adverse publicity, news coverage by the media, or negative reports by industry analysts regarding our company or our feeder or weaned pigs which may have the effect of reducing our reputation and goodwill; and the ability to attract and retain capital for growth and operations on competitive terms.
ITEM 7.  FINANCIAL STATEMENTS.

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

FINANCIAL DISCLOSURE.

     None.
                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS
     The names of the current directors and executive officers of our company (and all persons nominated or chosen to become such as of the date of this report), their ages and present positions and offices with our company are as follows:
     Name             Age           Position and Offices Held

     Wayne N. Snyder  55            Chairman of the Board, President and
                                    Director
     Merl A. Daniel   54            Director
     Loren Keppy      38            Director
     Larry Welsh      46            Director
     Set forth below is a description of the business experience of each director and executive officer of our company.
     Wayne N. Snyder has served as Chairman of the Board, President and Director of our company since its formation in May 1994, and has served as General Manager of Yuma Feeder Pig, our company's predecessor, from October 1991 to July 1994. Mr. Snyder has served as Vice President of Livestock Production for Farmland since July 1997 and as a Director of Livestock Production for Farmland from 1989 to June 1997. In his present capacity, he is responsible for all activities of Farmland's livestock production department. His professional career includes over 20 years of experience with Farmland in a variety of positions, including Regional Manager and Vice President--Sales.
     Merl A. Daniel has served as a Director of our company since March 1995. Mr. Daniel has been employed by Farmland since 1968, and has served in his present capacity of Vice President and Controller for Farmland since July 1992. From October 1990 to July 1992, he served as Farmland's Director MIS, Operations and Technical Support, in which capacity he managed Farmland's computer operations. Prior to October 1990, Mr. Daniel served Farmland in a variety of other capacities.
     Loren Keppy has served as a Director of our company since June 1996. Mr. Keppy has been self-employed as a farmer since 1984. In this regard, he currently operates a 5,000 head per year hog finishing operation near Durant, Iowa, in addition to farming 470 acres of crops. Mr. Keppy received a Bachelor of Science degree in Industrial Technology from the University of Northern Iowa, and is a member of the River Valley Coop.
     Larry Welsh has served as a Director of our company since November 1997. Mr. Welsh has engaged in farming since 1976 through family partnerships with 1,100 acres of crops. Mr. Welsh serves as President of Welkco, L.L.C., a family-owned hog enterprise capable of finishing 50,000 market hogs per year as a member of Effingham Equity Cooperative. He has a Bachelor of Science degree in Mechanical Technology and Business Administration from Indiana State University.
     Officers are elected annually by the Board of Directors and serve until their respective successors are duly elected and qualified. Our company's Board of Directors currently consists of five directors: Messrs. Snyder, Daniel, Keppy and Welsh and as of the date of this report there is one vacancy on the Board. The members of the Board of Directors are elected for one year terms expiring at the annual meeting of stockholders or until their respective successors are duly elected and qualified, unless sooner removed or disqualified. Our company's Articles of Incorporation and Bylaws provide that at least a majority of the directors constituting the Board of Directors shall be, and less than a majority of the directors need not be, members or duly authorized representatives of members of our company.
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     With respect to any company having a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), Section 16(a) of the Exchange Act requires the directors, executive officers and persons who own more than 10% of any class of equity securities of the company registered pursuant to Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of the company. During the fiscal year ended August 31, 1999, our company did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, no Section 16(a) filing requirements were applicable to its directors, executive officers and greater than 10% shareholders during such year with respect to our company's equity securities.
ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION
     No compensation has been awarded, earned by or paid to Wayne N. Snyder, the chief executive officer of our company, by our company for services rendered to our company as such during the period from our company's organization on May 3, 1994 through August 31, 1999. Mr. Snyder is employed by Farmland, which has agreed to provide certain administrative, advisory and consulting services to our company under the terms of a Swine Production Services Agreement. No executive officer of our company at August 31, 1999 was awarded, earned or was paid compensation in excess of $100,000 for services rendered to our company as such during the fiscal year ended August 31, 1999. See "Directors and Executive Officers" under Item 9 and "Certain Relationships and Related Transactions" under Item 12.
DIRECTOR COMPENSATION
     Although our company's Bylaws provide that directors may be compensated for their services, no compensation has been awarded to, earned by or paid to members of our company's Board of Directors for service to our company as such. Each director may be reimbursed for such director's reasonable out-of-pocket expenses incurred in the performance of service to our company as a director if authorized by the Board of Directors.
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of the date of this report regarding the beneficial ownership of Class A common stock and Class B common stock by each person known to the Board of Directors to own beneficially 5% or more of our capital stock, by each director and executive officer of our company owning any shares of our company's capital stock and by all directors and executive officers of our company as a group. As of that date, no shares of our Class C common stock were outstanding. All information with respect to beneficial ownership has been furnished by the respective stockholders.

                                             AMOUNT AND NATURE OF       PERCENT OF COMMON
            NAME AND ADDRESS OF                   BENEFICIAL            STOCK OUTSTANDING
              BENEFICIAL OWNER
                                                 OWNER<F1>(1)

                                            CLASS A COMMON    CLASS B       CLASS A      CLASS B        ALL
                                                              COMMON        COMMON       COMMON       CLASSES
Farmland Industries, Inc.<F2> (2)
                                                  57            10           41.9%        18.5%        35.3%
     3315 North Oak Trafficway
     Kansas City, MO 64116
Yuma Farmers Milling and Mercantile               12            --           8.81%         --           6.3%
     Cooperative Company <F3>(3)
     101 South Detroit
     Yuma, CO  80759
Corn Plus II, L.C. <F3>(3)                        10            --           7.4%          --           5.3%
     212 North Agora Street
     Marathon, IA  50565
Larry Welsh/Welkco, L.L.C. <F3>(3)<F4>(4)         --            18            --          33.3%         9.5%
     21101 East 1950 Road
     Marshall, IL 62441
Loren Keppy                                       1             --           0.7%          --           0.5%
     21641 First Avenue
     Durant, IA  52747
All directors and executive officers              1             18           0.7%         33.3%        10.0%
     as a group
_________________
<F1>
(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Percentage ownership calculations are based on 136 shares of Class A common stock outstanding and 54 shares of Class B common stock outstanding.
<F2>
(2)  The voting and disposition of the shares of Class A and Class B common stock held by Farmland are subject to the discretion of the board of Directors of Farmland.  Pursuant to our company's Articles of Incorporation, Farmland is prohibited from voting shares of common stock representing 25% or more of the shares outstanding during any period in which our company has borrowed money from a lender subject to regulations of the Farm Credit Administration regarding loan policies and operations (such as our company's current lender).  As of the date of this report, our company had borrowed funds from such a lender.  See
     "Description of Business -- Financing" under Item 1 and "Holders" under Item 5.
<F3>
(3)  The voting and disposition of the shares of Class A and Class B common stock held by these beneficial owners are subject to the discretion of the Board of Directors (manager in the case of Corn Plus II, L.C.) of the applicable beneficial owner.
<F4>
(4) Includes 18 shares of Class B common stock held by Welkco, L.L.C.  Mr. Welsh is President and one of the two largest members of
  Welkco, L.L.C., and therefore may be deemed to be the indirect beneficial owner of such shares.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

GENERAL
     As of August 31, 1999, Farmland and Yuma Farmers Milling and Mercantile Cooperative own approximately 35.3% and 6.3%, respectively, of the outstanding common stock of our company. In connection with the formation of our company as a Colorado cooperative association on May 3, 1994, one share of our company's Class A common stock was issued to Farmland for the purchase price of $100. On July 13, 1994, our company acquired the entire equity ownership rights and interests in Yuma Feeder Pig, a Colorado limited liability corporation in which Farmland and Yuma Cooperative owned approximately 71.5% and 28.5%, respectively, of the outstanding equity interests. In exchange for their respective equity interests in Yuma Feeder Pig, Farmland and Yuma Cooperative were issued 30 shares and 12 shares, respectively, of our company's Class A common stock. Yuma Feeder Pig thereupon was dissolved and liquidated and its assets and liabilities were assigned to and assumed by our company. As of the date of this report, our company has consummated its issuance and sale to Farmland of additional shares of our capital stock. Our company has entered into various contractual arrangements with both Farmland and Yuma Cooperative for the provision of specific goods and services. All future transactions between our company and its officers, directors, employees and affiliates, including Farmland and Yuma Cooperative, will be on terms no less favorable to our company than can be obtained from unaffiliated parties. All such transactions will be subject to the approval of a majority of the independent outside members of the Board of Directors who do not have an interest in the transactions. See Item 11. FARMLAND
     Farmland is a Kansas cooperative association engaged in regional farm supply and marketing operations, including the processing and marketing of pork and beef. Farmland's livestock production department is directly engaged in the production of feeder pigs and finished hogs through contractual arrangements with independent producers, the ownership of pig production operations in joint venture with both agricultural cooperatives and independent producers, as well as other activities including the operation of feeder pig brokerage services. Wayne N. Snyder and Merl Daniel each are employed by Farmland and presently serve as directors or executive officers of our company.
     Farmland, through its various business divisions and interests, is engaged in providing to competitors of our company certain goods and services, including the supply of feed and other inputs, breeding stock and administrative services, among others, which are comparable to those being provided by Farmland to our company. Moreover, Farmland also is directly engaged in the production of hogs through the direct ownership of animals and facilities, through contractual arrangements with other producers, and through joint venture arrangements established with other parties. Because of Farmland's various activities, there may arise conflicts of interest between Farmland and our company. Our company anticipates that Farmland may continue to engage and invest in activities and businesses other than those of our company. Thus, Farmland may have conflicts of interest in allocating its resources and management time, services and functions among our company and such other activities. Similarly, with respect to the employees of Farmland serving as officers or directors of our company, Farmland's other business interests may result in competition for their time, services and functions.
     Farmland and Cenex Harvest States Cooperatives have announced their intention to combine their companies. Cenex is an agricultural foods cooperative which operates oil refineries and pipelines and provides a variety of products and services ranging from grain marketing to food processing. We are unable to determine what effect, if any, a Farmland-Cenex combination would have on our company or its members.
     Swine Production Consulting and Services Agreement. Our company has entered into various contractual arrangements with Farmland for the provision of specific goods and services. Under the terms of a Swine Production Services Agreement with our company, Farmland, acting as independent contractor, has agreed to provide certain administrative, advisory and consulting services to our company, including the following:
     o performing various ministerial services, including data entry of transactions for accounting purposes and computer generation of financial and operational reports and checks;
     o compilation of the production records with respect to each feeder and weaned pig production facility;
     o logistical backup and coordination, including facilitating the acquisition, servicing, transportation and sale of genetic stock, breeding stock, feeder pigs and weaned pigs;
     o facilitating the purchase of inputs for our company; assistance in sourcing feed ingredients, animal health products and veterinarian services;
     o assistance in arranging financing; assistance in selection of suitable sites for our company's facilities;
     o assistance in obtaining appropriate permits for the construction and operation of facilities for our company;
     o assistance in the recruitment, selection and training of general managers for our company; and
     o advice and consultation with respect to management practices, feed formulations and other aspects of our company.
     Farmland has agreed to assist our company in acquiring the necessary management and labor to adequately staff and operate our company's pig production facilities. Our company will cause the new pig production facilities to be constructed, provide initial and replacement breeding stock purchased from Farmland or other sources which, under normal circumstances, will be sufficient to keep the facilities in full production and provide adequate record keeping to allow Farmland to provide the accounting and reporting functions required of it under the Swine Production Services Agreement. Finally, our company will grant Farmland reasonable access to the facilities, in accordance with good bio-security practices, to allow Farmland to provide its required services. Farmland will be paid one dollar ($1.00) for each feeder or weaned pig sold by our company as partial compensation for Farmland's duties under the agreement. Such amount is subject to adjustment annually commensurate with, and based upon, changes in the Consumer Price Index. For the years ended August 31, 1999 and 1998, our company paid Farmland a total of $455,904 and $344,269, respectively, for its provision of administrative, advisory and consulting services pursuant to the Swine Production Services Agreement. Farmland also may provide a significant portion of the feed ingredients, nutritional supplements and animal health supplies required by our company at Farmland's customary rates. For the years ended August 31, 1999 and 1998, our company purchased $256,696 and $207,518, respectively, of feed ingredients, nutritional supplements and animal health supplies from Farmland.
     Our company presently acquires gilts from Farmland for use as breeding stock by our company. The purchase price to be paid by our company to Farmland for finished gilts will be based upon Farmland's cost of acquiring and producing such gilts, plus a handling fee of $10 per weaned pig that is acquired for finishing into breeding stock. A royalty fee to Triumph or other genetics supplier is also paid and passed on to our members in the sales price for feeder or weaned pigs. This fee may instead be payable by our members directly. For the years ended August 31, 1999 and 1998, our company purchased finished gilts from Farmland at an aggregate price of $2,217,369 and $3,355,357, respectively. In the event that our company does not purchase any such finished gilts, Farmland may either market such gilts for slaughter or retain such gilts for use as breeding stock. Farmland has agreed to pay a $10.00 per head fee to our company for any such finished gilts that are retained by Farmland for use as
breeding stock.   For the years ended August 31, 1999 and 1998, Farmland paid $0 and $34,810, respectively, of such fees to our company.
     It is anticipated that Farmland may provide hybrid gilts from additional multiplier facilities to meet a portion of our company's initial stocking and ongoing requirements for breeding stock with respect to each pig production facility in existence, under development or proposed. The actual number of replacement gilts purchased from Farmland will be affected by our company's requirements and the availability of animals from Farmland's facilities. The purchase price of replacement hybrid breeding stock is to be based upon the prevailing market price of breeding stock at the time of purchase.
     In the Swine Production Services Agreement, our company agreed to provide Farmland the first opportunity to purchase any feeder and weaned pigs produced by our company in excess of our company's supply commitments to other members or that other members have failed to purchase during the five-year period ending July 13, 1999. This right to purchase excess pigs expired on July 13, 1999 and has not been renewed. Our company also has granted Farmland an option to purchase any shares of common stock reacquired by our company.
     Pig Purchase Agreements. As a member of our company, Farmland has contracted with our company to purchase a share of the feeder and weaned pigs to be produced by our company under the same terms required of our company's other members. Commencing on August 11, 1995, the date our company first produced and shipped feeder pigs pursuant to the Pig Purchase Agreements with our company's existing members (other than Farmland and Yuma Cooperative), the price paid by Farmland for pigs has been under terms comparable to those applicable to our company's other members. For the years ended August 31, 1999 and 1998, Farmland purchased feeder and weaned pigs from our company (including Yuma Cooperative's share of feeder pigs produced by our company) at an aggregate price of $9,187,729 and $10,251,093, respectively. See "Description of Business--Pig Purchase Agreement " under Item 1.
     Real Estate Loans. Between September and December 1995, our company purchased approximately 1,000 acres of real property in Yuma County, Colorado. Our company obtained funding for the purchase of this property from the proceeds of a loan obtained from Farmland. In conjunction with this loan, our company delivered to Farmland a promissory note evidencing the debt providing for the amortization of the loan over a ten-year period, at a variable rate equal to CoBank's prime rate. As of August 31, 1999, CoBank's prime rate was 8.25%. The payment schedule of the promissory note requires that our company make interest-only payments for the life of the loan, with a final balloon payment of the principal at the expiration of the ten-year term. To secure the obligations of the promissory note, our company has agreed to execute a deed of trust in favor of Farmland covering all of the subject property, which deed of trust is second in priority to that of CoBank with respect to the production facility constructed thereon. See "Business--Facilities."
     In November 1997, our company obtained a $1,360,000 loan from Farmland to provide for facilities expansion. In conjunction with this loan, our company delivered to Farmland a promissory note evidencing the debt providing for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. This loan was repaid by our company in full in November 1997, and the promissory note has been canceled. In May 1998, our company obtained a $2,160,000 loan from Farmland to provide for the development of a 5,000-sow pig production facility in Yuma County, Colorado. In conjunction with this loan, our company delivered to Farmland a promissory note evidencing the debt providing for amortization over a ten-year period, at a variable rate equal to CoBank's then national variable rate plus 1.25%. The payment schedule for the Farmland loan requires our company to make interest-only payments for the life of the loan, with a balloon payment of one-half of the principal and interest to be made upon our company's issuance and sale of a minimum block of common stock. The remaining principal and interest is payable upon our company's issuance and sale of a second minimum block of common stock. This loan was repaid by our company in full in February 1999, and the promissory note has been canceled.
     Pig Producers I, L.P. Farmland holds a 12.5% interest in Pig Producers I, L.P., a limited partnership engaged in the production of feeder pigs from a 2,450-sow feeder pig production facility located in Yuma County, Colorado. Our company has assigned approximately 12 of its employees to perform various facilities operation services for Pig Producers. Pig Producers reimburses our company for all wages, benefits and other costs attributable to these employees of our company. From time to time, our company and Pig Producers also engage in various commercial transactions related to the sale of genetic stock, breeding stock, feed ingredients and animal health supplies. See "Description of Property" under Item 2.
     Colorado Repopulation. In connection with the repopulation of our company's feeder pig production facilities located in Yuma County, Colorado, our company arranged for the finishing of new breeding sows on facilities of independent producers. In this regard, our company contracted with Farmland for the use of facilities as to which Farmland acquired rights from the owners of such facilities. During the approximately 14 months that our company used such facilities, our company had approximately 9,240 pig spaces available to it. Our company was obligated to pay the facilities owner a monthly fee equal to $31.50 per pig space divided by 12. In addition, Farmland was entitled to a monthly fee from our company equal to $1.00 per pig space divided by 12.
YUMA COOPERATIVE
     Yuma Farmers Milling and Mercantile Cooperative is a Colorado cooperative association engaged in farm supply and grain marketing activities.
     Yuma Cooperative is engaged in providing to competitors of our company and other users certain goods and services, including the supply of feed and animal health products, which are comparable to those provided by Yuma Cooperative to our company. Because of its other business activities, conflicts of interest may arise between Yuma Cooperative and our company. With respect to the employees of Yuma Cooperative serving as officers or directors of our company, Yuma Cooperative's other business interests may result in competition for their time, services and functions.
     Feed Purchase Agreement. Our company has entered into a Feed Purchase Agreement with Yuma Cooperative respecting the supply of manufactured feed and animal health products. In this capacity, Yuma Cooperative has agreed to purchase feed-grains and feed additives for the production of feed which, together with animal health products, will be sold to our company. In exchange for providing these goods and services, Yuma Cooperative is entitled to compensation based upon a fixed charge for the grinding, mixing, and delivery of feed ($12.00 per ton as of the date of this report), in addition to the actual
delivered cost of the feed ingredients.   Feed rations which are pelleted are
subject to a surcharge ($5.00 per ton as of the date of this report). The fixed charge and the surcharge will remain fixed through the expiration of the Feed Purchase Agreement on August 31, 2000. Corn provided by Yuma Cooperative for use in feed generally is sold to our company at delivered cost plus, in the absence of available Company grain storage facilities, a $.10 per bushel handling fee. Our company has the right under the Feed Purchase Agreement, in its sole discretion, to purchase and provide its own corn for feed manufacturing. For the years ended August 31, 1999 and 1998, our company purchased $3,006,731 and $3,660,337, respectively, of feed from Yuma Cooperative. See "Description of Business--Purchase of Feed and Other Inputs" under Item 1.
     Pig Purchase Agreement. As a member of our company, Yuma Cooperative has contracted with our company to purchase a share of the feeder pigs to be produced by our company under the same terms required of our company's other members. Commencing on August 11, 1995, the date our company first produced and shipped feeder pigs pursuant to the Pig Purchase Agreements with our company's existing members (other than Farmland and Yuma Cooperative), the price paid by Yuma Cooperative for feeder pigs has been under terms comparable to those applicable to our company's other members. For the years ended August 31, 1999 and 1998, Yuma Cooperative's share of feeder pigs produced by our company was purchased from our company by Farmland. See "Certain Relationships and Related Transactions -- Farmland" and "Description of Business -- Pig Purchase Agreement " under Item 1.
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS:
     1. The following financial statements of the Company and reports of the Company's independent auditors appear on the pages indicated in this report.
                                                                      Page

Independent Auditors' Report                                            38
Balance Sheets as of August 31, 1999 and 1998                           39
Statements of Earnings for the years ended August 31, 1999 and 1998     40
Statements of Shareholders' Equity for the years ended
August 31, 1999 and 1998                                                41
Statements of Cash Flows for the years ended
August 31, 1999 and 1998                                                42
Notes to Financial Statements                                           43
     2.   The following exhibits are filed as part of this report:
Exhibit
   No.                                              Description
3.1 Articles of Incorporation (filed on May 23, 1997 as Exhibit 3.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
3.1.1 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
3.1.2 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
3.1.3 Articles of Amendment (filed on May 23,, 1997 as Exhibit 3.1.3 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
3.1.4 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.4 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
3.2 Amended and Restated Bylaws (filed on May 23, 1997 as Exhibit 3.2 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
3.2.1     Amendments to Amended and Restated Bylaws (filed on May 23, 1997 as
     Exhibit 3.2.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.1 Articles of Incorporation (filed on May 23, 1997 as Exhibit 3.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.1.1 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.1.2 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.1.3 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.3 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.1.4 Articles of Amendment (filed on May 23, 1997 as Exhibit 3.1.4 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.2 Amended and Restated Bylaws (filed on May 23, 1997 as Exhibit 3.2 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.2.1     Amendments to Amended and Restated Bylaws (filed on May 23, 1997 as
     Exhibit 3.2.1 to Amendment No. 1 to the Company's Registration on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.3 Specimen Form of Certificate Representing Membership in the Company and the Class A Common Stock (filed on November 7, 1994 as Exhibit 4.3 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).
4.4 Specimen Form of Certificate Representing Membership in the Company and the Class B Common Stock (filed on April 18, 1997 as Exhibit 4.4 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.5 Specimen Form of Certificate Representing Membership in the Company and the Class C Common Stock (filed on May 23, 1997 as Exhibit 4.15 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
4.6 Master Loan Agreement, dated as of March 18, 1998, between CoBank, ACB and the Registrant (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1998 and incorporated herein by reference).
10.1 Form of Pig Purchase Agreement (filed on October 9, 1998 as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-25501) and incorporated herein by reference).
10.2 Swine Production Services Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit
     10.2 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).
10.2.1 First Amendment to Swine Production Services Agreement, dated as of July 26, 1996, between Farmland Industries, Inc. and the Company (filed as
     Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 and incorporated herein by reference).
10.2.2 Second Amendment to Swine Production Services Agreement, dated as of April 14, 1997, between Farmland Industries, Inc. and the Registrant (filed on April 18, 1997 as Exhibit 10.2.2 to the Registrant's Registration Statement on Form SB-2 (No. 333-25501) and incorporated herein by reference).
10.3 Feed Purchase Agreement, dated August 27, 1999, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant.
10.4 Interim Pig Purchase Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit
     10.4 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).
10.4.1 First Amendment to Interim Pig Purchase Agreement, dated July 13, 1994, between Farmland Industries, Inc. and the Registrant (filed on November 7, 1994 as Exhibit 10.4.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).
10.5 Interim Pig Purchase Agreement, dated July 13, 1994, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit 10.5 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).
10.5.1 First Amendment to Interim Pig Purchase Agreement, dated July 13, 1994, between the Yuma Farmers Milling-Mercantile Cooperative Company of Yuma, Colorado and the Registrant (filed on November 7, 1994 as Exhibit
     10.5.1 to the Company's Registration on Form SB-2 (Registration No. 33-86068) and incorporated herein by reference).
10.6 Master Loan Agreement, dated as of March 18, 1998, between CoBank, ACB and the Registrant (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1998 and incorporated herein by reference).
10.7 The Registrant's Promissory Note, dated August 30, 1995, to Farmland Industries, Inc. (filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 as Exhibit 10.16 and incorporated herein by reference).
10.8 Camborough-22 Closed Herd Multiplier Agreement, dated March 1, 1996, between Pig Improvement Company, Inc. and the Registrant (filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 as Exhibit 10.2 and incorporated herein by reference)
24.1 Power of Attorney
27   Financial Data Schedule
_____________________________
No management contracts or compensatory plans or arrangements required to be identified by Item 13(a) are included among the exhibits filed as part of this report.
     (B)  REPORTS ON FORM 8-K.
     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
Independent Auditors' Report
The Board of Directors
Alliance Farms Cooperative Association:
We have audited the accompanying balance sheets of Alliance Farms Cooperative Association as of August 31, 1999 and 1998 and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Association's management.
Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Farms Cooperative Association as of August 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.
KPMG LLP
Kansas City, Missouri
October 29, 1999

                       ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                   BALANCE SHEETS

                              August 31, 1999 and 1998


                                                          August 31, 1999                August 31, 1998

ASSETS
Current Assets:
   Receivables, trade                                                  $14,701                        $4,620
   Receivables, non-trade (Note 3)                                      17,215                       145,832
   Inventory  (Note 4)                                               4,260,949                     3,591,665
   Other current assets                                                 85,612                        50,160

       Total current assets                                         $4,378,477                    $3,792,277

   Property, plant and equipment, at cost (Note 5)                 $29,896,188                   $25,140,867
   Less accumulated depreciation                                     4,686,614                     3,266,290

                                                                   $25,209,574                   $21,874,577


   Breeding stock                                                   $3,707,900                    $4,515,230
   Less accumulated depreciation                                     1,166,528                     1,027,749

                                                                    $2,541,372                    $3,487,481
   Other assets, net of $142,695 and $109,218
     accumulated amortization                                         $390,123                      $370,220
                                                                   $32,519,546                   $29,524,555



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                     $700,960                      $279,069
   Current maturities of long-term debt (Note 6)                     1,812,000                     1,812,000
   Accounts payable (Note 3)                                         1,052,504                       917,338
   Patronage refund payable                                            200,000                       433,115
   Accrued property tax                                                481,796                       332,587
   Accrued payroll                                                     157,503                       145,118
   Other accrued expenses                                              588,481                       389,010

     Total current liabilities                                      $4,993,244                    $4,308,237

Long-term debt (Note 6)                                            $15,898,422                   $15,996,775
Shareholders' equity:
   Class A common stock of $.01 par value;  authorize
     5,000 shares, issued and outstanding 136 shares                        $1                            $1
at
     August 31, 1999 and 119 shares at August 31, 199
   Class B common stock of $.01 par value;  authorize
     2,500 shares, issued and outstanding 54 shares a                        1                             0
     August 31, 1999 and 36 shares at August 31, 1998
   Class C common stock of $.01 par value;  authorize
     2,500 shares, none issued                                               0                             0
   Additional paid-in capital                                       13,177,409                    10,751,324
   Patronage refund for reinvestment                                 1,379,116                     1,031,533
   Accumulated deficit                                             (2,928,647)                   (2,563,315)

      Total shareholders' equity                                   $11,627,880                    $9,219,543
     Commitments and Contingencies  (Notes 6, 7 and 8                   ------                       -------
                                                                   $32,519,546                   $29,524,555



                   See accompanying notes to financial statements



                      ALLIANCE FARMS COOPERATIVE ASSOCIATION
                              STATEMENTS OF EARNINGS

                   For the years ended August 31, 1999 and 1998

                                                                1999                       1998

Net sales  (Notes 2 and 3)                                        $18,998,096                $17,731,585
Cost of goods sold (Note 3)                                        15,219,495                 13,380,454


     Gross margin                                                  $3,778,601                 $4,351,131

Expenses related to start-up
  of new production facilities                                       $132,410                 $1,051,481
Administrative expenses                                             1,211,260                    745,400
Loss on sale of breeding stock                                        914,419                    266,602


Operating income                                                   $1,520,512                 $2,287,648

Other income (expense):
   Interest expense                                              ($1,452,393)               ($1,389,312)
   Other                                                              114,132                    226,067

                                                                 ($1,338,261)               ($1,163,245)


Net income                                                           $182,251                 $1,124,403



Distribution of net income:
   Patronage refunds                                                 $547,583                 $1,464,648
   Accumulated deficit                                              (365,332)                  (340,245)

                                                                     $182,251                 $1,124,403



                  See accompanying notes to financial statements


                                                       ALLIANCE FARMS COOPERATIVE ASSOCIATION
                              STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the years ended August 31, 1999 and August 31, 1998

                                      Common       Additional       Patronage                             Total
                                      stock          paid-in       refund for        Accumulated      Shareholders'
                                                     capital      reinvestment                            equity

                                            $1       $8,719,237              $0        ($2,223,070)      $6,496,168
Balance at August 31, 1997

Sale of 36 shares of Class B
common stock - $.01 par per
share, net of $127,913 offering            ---        2,032,087             ---                 ---       2,032,087
costs

Net income                                 ---              ---             ---           1,124,403       1,124,403

Patronage refund payable in cash
transferred to current liabilities         ---              ---             ---           (433,115)       (433,115)

Patronage refund allocable                 ---              ---       1,031,533         (1,031,533)               0
 in equities

                                            $1      $10,751,324      $1,031,533        ($2,563,315)      $9,219,543
Balance at August 31, 1998
                                           ---        1,352,244             ---                 ---       1,352,244
Sale of 17 shares of Class A
common stock -$ .01 par per
share, net of $7,756 offering costs
                                             1        1,073,841             ---                 ---       1,073,842
Sale of 18 shares of Class B
common stock -$ .01 par per
share, net of $6,158 offering costs
                                           ---              ---             ---             182,251         182,251
Net Income
                                           ---              ---             ---           (200,000)       (200,000)
Patronage refund payable in
cash transferred to current
liabilities
                                           ---              ---         347,583           (347,583)             ---
Patronage refund allocable in
equities


Balance at August 31, 1999                  $2      $13,177,409      $1,379,116        ($2,928,647)     $11,627,880



                        See accompanying notes to financial statements

                         ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                STATEMENTS OF CASH FLOWS

                      For the years ended August 31, 1999 and 1998

                                                                     1999                        1998

Cash flow from operating activities:
   Net income                                                              $182,251                  $1,124,403
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                       2,786,503                   2,597,200
        Loss on sale of breeding stock                                      914,419                     266,602
   Changes in assets and liabilities:
        Receivables                                                         118,536                     119,235
        Inventory                                                         (669,284)                   (412,263)
        Other current assets                                               (35,452)                    (50,160)
        Other assets                                                       (53,380)                    (83,190)
        Accounts payable                                                    135,166                     340,232
        Accrued expenses                                                    361,065                     249,129

            Net cash provided by operating activities                    $3,739,824                  $4,151,188

Cash flows from investing activities:
   Capital expenditures                                                ($6,759,990)                ($9,269,112)
   Proceeds from sale of breeding stock                                     703,657                   1,742,739

          Net cash used in investing activities                        ($6,056,333)                ($7,526,373)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                              $3,740,343                 $10,404,276
   Net decrease in revolving term credit                                (1,393,296)                 (1,048,573)
   Payment on long term debt                                            (1,812,000)                 (7,480,500)
   Increase (decrease) in note payable to Farmland                        (633,400)                     350,148
   Loan origination fees                                                          0                    (55,200)
   Payment of patronage refund                                            (433,115)                           0
   Issuance of common shares, net of offering costs                       2,426,086                   2,032,087
   Increase (decrease) in bank overdraft                                    421,891                   (827,053)

           Net cash provided by
               financing activities                                      $2,316,508                  $3,375,185


            Change in cash                                                       $0                          $0

Cash at beginning of period                                                       0                           0

Cash at end of period                                                            $0                          $0



Supplemental schedule of cash paid for interest                          $1,697,562                  $1,688,494



Supplemental schedule of noncash financing activities -
    appropriation of current year's net income as
    patronage refunds                                                      $547,583                  $1,464,648


                                See accompanying notes to financial statements

/TABLE>
ALLIANCE FARMS COOPERATIVE ASSOCIATION
Notes to Financial Statements

1.   Description of the Business and Summary of Significant Accounting Policies

     Alliance Farms Cooperative Association (Alliance) is a cooperative association engaged in the production of feeder pigs and weaned pigs for sale to its members. As of August 31, 1999, Alliance owned and was operating five 2,450-sow feeder pig production facilities in Yuma County,
     Colorado, two 2,450-sow feeder pig production facilities in Wayne County,
     Illinois, one 2,450-sow weaned pig production facility in Yuma County,
     Colorado,  one 2,450-sow weaned pig production facility in Wayne County,
     Illinois, and one  5,000-sow (2,500 feeder and 2,500 weaned pig production facility) unit in Yuma County, Colorado.
     ( a )     Inventory

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

     Breeding stock is stated at cost.  Depreciation on breeding stock is calculated on the straight-line method over the estimated breeding life of the animals, three years.
     ( d )     Other Assets

     Other assets consist principally of patronage equity in CoBank and loan origination fees which are amortized over the term of the loan.
     ( e )     Sales

     Alliance Farms recognizes sales at the time pigs are shipped.
     ( f )     Income Taxes

     Alliance operates as a cooperative that is not exempt from federal income taxes and, therefore, is subject to taxes on all income not paid or allocated to members.  Deferred income taxes have not been provided because virtually all sales since inception have been to members and virtually all future sales are anticipated to be to members.  For the years ended August
     31, 1999 and 1998, Alliance has not provided income taxes, as member-
     sourced losses incurred in prior years have been carried forward to offset member-sourced income in 1999 and 1998.  At August 31, 1999, Alliance has member-sourced loss carryforwards amounting to $2,891,000 available to offset future member-sourced taxable income and $4,270,000 available to offset future patronage refunds.
     Patronage refunds for reinvestment for the years ended August 31, 1999 and
     1998 represent nonqualified written notices of allocation which are deductible by Alliance for Federal income tax purposes upon redemption of the equities issued.
     ( h )     Common Stock

     The common stock of Alliance is subject to certain restrictions as to transferability and Alliance has the right to purchase a member's common stock under certain circumstances.
     The authorized common stock of Alliance consists of Class A common stock,
     Class B common stock and Class C common stock.  Only qualified agricultural producers who have executed and delivered a Pig Purchase Agreement may own
     Class A common stock, Class B common stock, or Class C common stock.
     Holders of Class A common stock and Class B common stock are entitled to one vote for each share held, and holders of Class C common stock are entitled to three-fourths of one vote for each share held.  The preferences, powers and rights of Class A, Class B and Class C common stock are otherwise identical.
     Alliance computes its patronage-sourced income or loss separately for each class of stockholders (members).
     ( i )     Use of Estimates

     Management of Alliance has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
2.   Sales

     Alliance has sold virtually all of its feeder and weaned pigs to its members for the fiscal years ended August 31, 1999 and 1998 at a contractual price which is based on Alliance's operating costs, debt service and an additional amount of $0 to $4.50 per pig sold. Prior to September 1, 1998 the contractual price for feeder pigs was based on a twelve month rolling average for operating costs and the additional amount of $4.50 per pig. Effective September 1, 1998 the contractual price for feeder pigs is based on a five month rolling average for operating costs, and an additional amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion. The contractual price for weaned pigs is based on a five month rolling average for operating costs and an additional amount of $0 to $4.50 as determined periodically by the Board of Directors at its discretion. For the fiscal year ended August 31, 1999 $0 additional amount per pig was charged in addition to the operating costs and debt service for feeder and weaned pigs.
     Because the contractual price for the sale of a feeder pig and a weaned pig is determined based upon, among other things, a five month historical rolling average for operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder and weaned pigs during periods of rising costs.
     Alliance's average net sales price and the average industry market price were as follows:
                                                  Fiscal Year Ended
                                                      August 31

                                                            1999           1998

               Feeder Pig Average Net Sales Price         $50.74         $57.82
               Feeder Pig Average Industry Market*         36.84          35.32
               Weaned Pig Average Net Sales Price         $37.77         $34.96
               Weaned Pig Average Industry Market*         23.14          29.04
               *From the USDA's Market News Service
3.   Transactions with Farmland, Yuma Cooperative and Effingham Equity

     As of August 31, 1999 and 1998, Farmland Industries, Inc. (Farmland) owned approximately 35.3% and 36.1%, respectively, of the Common Stock of
     Alliance, Yuma Farmers' Milling and Mercantile Cooperative (Yuma
     Cooperative) owned approximately 6.3% and 7.7%, respectively, of the Common
     Stock of Alliance, and Effingham Equity owned approximately 1.1% and 0%, respectively, of the Common Stock of Alliance.
     Alliance purchased feed from Yuma Cooperative,  animal health supplies and breeding stock from Farmland, and feed and propane from Effingham Equity, based on market prices.  Yuma Cooperative, Farmland and Effingham Equity are members of Alliance.  Alliance also sold feeder or weaned pigs to
     Farmland and Yuma Cooperative.  Such purchases and sales were as follows:
                                             Fiscal Year Ended
                                                 August 31
                                              1999            1998

               Feed Purchases              $4,962,414     $4,231,934
               Propane Purchases               62,455         69,439
               Animal Health Purchases        256,696        207,518
               Breeding Stock               2,217,369      3,355,357
               Feeder and Weaned Pig Sales  9,187,729     10,251,093

     Prior to December 31, 1998, Farmland also paid Alliance a royalty for any pigs raised by Alliance and sold to a Farmland finisher that were then selected as breeding stock for Farmland's contract herds pursuant to a swine production services agreement.  The royalty, which was $10 per head selected, paid to Alliance under such agreement was $34,810 for fiscal year ended August 31, 1998.
     Farmland provided Alliance with an administrative office in Yuma, Colorado through July 31, 1998 at no cost.  As of August 1, 1998, Alliance and
     Farmland equally share the office rent.  Farmland also performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement.  The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994.  Amounts paid by Alliance to Farmland under such agreement were as follows:
                                           Fiscal Year Ended
                                              August 31
                                              1999            1998

                     Management Fee        $455,904       $344,269
     Alliance had $17,215 and $145,832 of non-trade receivables at August 31,
     1999 and 1998, respectively.  The $17,215 due Alliance at August 31, 1999 was due from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory.  The $121,220 due Alliance at August 31, 1998 was due from Farmland for royalty fees incurred and the remainder was due from Pig Producers I, LP for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory.
     Alliance owed $318,604, $95,292, and $32,147 at August 31, 1999 and
     $278,650, $87,389, and $21,716 at August 31, 1998 to Farmland, Yuma
     Cooperative and Effingham Equity, respectively, for goods and services.
     Alliance is also obligated under a note payable to Farmland in the amount of $333,172 at August 31, 1999 for funds to purchase land for future expansion.  See note 6.
4.   Inventory

     Major components of inventories as of August 31, 1999 and  August 31, 1998 are as follows:
                                 1999                 1998

     Feeder and Weaned Pigs   $4,125,765          $3,467,308
     Other                       135,184             124,357

                              $4,260,949          $3,591,665


5.   Property, Plant and Equipment
     Property, plant and equipment at August 31, 1999 and 1998 consisted of  the following:
                         1999             1998

     Land                             $1,942,211        $1,942,211
     Buildings                        21,371,440        18,053,348
     Site Improvements                 2,566,612         1,865,102
     Machinery and equipment           3,861,304         2,185,276
     Mobile equipment                    119,389            70,803
     Furniture and office
        equipment                         35,250            29,545
     Construction in progress                  0           994,582

                                     $29,896,188       $25,140,867


6.                                Long-Term Debt

     Long term debt at August 31, 1999 and 1998 consisted of the following:
                                  1999                        1998

     CoBank Term Loan                $13,361,800       $11,823,800
     CoBank Construction Loan          4,015,450         3,625,107
     CoBank Revolving Term Credit              0         1,393,296
     Note Payable to Farmland            333,172           966,572

                                     $17,710,422       $17,808,775
     Less Current Maturities           1,812,000         1,812,000

                                     $15,898,422       $15,996,775


     On March 18, 1998, the Company entered into various loan agreements with
     CoBank, ACB ("CoBank") related to a secured credit facility which provides for up to $26,846,700 of non-revolving term debt,  $7,660,000 of revolving term credit and $18,400,00 of construction financing.  Proceeds from the term debt were used for refinancing the then existing non-revolving term debt, and will be used to finance the construction or acquisition of additional pig production facilities.  Proceeds from the revolving term credit were used for refinancing the existing revolving term credit, and will be used to provide working capital.  Proceeds from the construction loan may be used for the construction or acquisition of pig production facilities and are advanced by CoBank as construction costs are incurred by
     Alliance.  The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions and may be withdrawn or terminated by CoBank under certain circumstances.  The unused portion of the credit facility expires August 31, 2001 with the unpaid balance on that date due by September 30, 2011 with respect to the revolving term credit,
     December 31, 2001 with respect to the non-revolving term debt and September
     30, 2001 with respect to the construction financing.
     The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied.  As of August 31,
     1999, $4,879,550 was immediately available to Alliance under its credit facility.  The availability of $13,484,900 of unused term loans and
     $3,645,000 of revolving term credit and $13,520,000 of construction loans under the CoBank credit facility is restricted and may be available only as additional shares of common stock are sold ($2,110,000 of term loans and
     $610,000 of revolving term credit for every $1,360,000 of Class A common stock sold and $1,675,000 of term loans and $485,000 of revolving term credit for every $1,080,000 of Class B or Class C common stock sold).
     The  CoBank credit facility provides for the monthly payment of principal and interest.  Principal payments pursuant to the existing non-revolving term debt are to be made in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan.  Principal payments pursuant to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan.  For each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility.  The revolving loan commitment will be reduced in 40 equal payments commencing on August
     31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero.  To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, the
     Company will be required to immediately make a principal payment in a amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment.
     Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans and for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month.  During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate.  As of
     August 31, 1999, interest accrued on the outstanding principal balance on the respective loan portions under variable rates at  9.5% per annum for non-revolving term loans, 9.5% per annum for revolving term loans and 10.5%
     per annum for construction loans and between 8.01% and 9.14% for those portions under fixed rates.  The interest rates applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio.  As of August 31, 1999, no reductions in the Company's interest rate had been made.  The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto.  Alliance capitalized $157,910 and $104,912 of interest on construction for the fiscal years ended August 31, 1999 and 1998 respectively.
     In obtaining the secured credit facility, and for each year in which the credit facility is effective, the Company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment.  In addition, the Company will be required to pay an activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans.  During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the
     Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance.  In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to
     CoBank and to assign to CoBank all of the Company's rights in and to the existing and future Pig Purchase Agreements.  The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least a 0.25 ratio of total equity to total assets for the period ending August 31, 1998, and thereafter a 0.35 ratio of total equity to total assets, (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one, (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv)
     restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi)
     restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the
     Company's earnings, surplus or assets.  The Company was in compliance with each of these covenants as of August 31, 1999.
     As of August 31, 1999, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion.  The loan agreement with Farmland for the purchase of land is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (8.25% at August 31, 1999).  The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term in September 30, 2005.
     Long-term debt as of August 31, 1999 matures during the fiscal years ending
     August 31 in the following amounts:
               2000          $ 1,812,000
               2001            2,085,700
               2002            2,281,200
               2003            2,281,200
               Thereafter      9,250,322

                             $17,710,422


7.   Operating Leases

     Alliance incurred $46,373 and $333,080 of rent expenses related to operating lease agreements for facilities and equipment for the fiscal years ended August 31, 1999 and 1998, respectively.  Future minimum lease payments for fiscal years ending August 31 are as follows:
                              2000               $41,700
                              2001                23,467
                              2002                 8,307
                              2003 and thereafter  3,850

                                                 $77,324



8.   Commitments and Contingencies

     As of August 31, 1999, Alliance Farms was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado, two 2,450-sow feeder pig production facilities in Wayne County, Illinois, one 2,450-sow weaned pig production facility in Yuma County, Colorado, one 2,450-sow weaned pig production facility in Wayne County, Illinois, and one 5,000-sow (2,500 feeder and 2,500 weaned pig production facility) unit in Yuma County, Colorado. At August 31, 1999, commitments for construction of such facilities totaled $329,786. These commitments will be funded through bank borrowings. As of August 31, 1998, Alliance Farms was operating seven
     2,450-sow feeder pig production units, two 2,450-sow weaned pig production units and had a 5,000 sow unit under construction.
     In the November 1998 general election, Colorado voters adopted amendments to the Colorado Revised Statutes concerning the regulation of housed commercial swine feeding operations. Such amendments may have material and adverse consequences to Alliance Farms and its business. These amendments mandate certain water and air quality control measures that must be implemented by commercial swine feeding operations housing at least 800,000 pounds of swine or which are deemed commercial under local law.
     Regulations implementing the amendments were recently promulgated and the amendments are applicable to Alliance's Colorado operations.
     Alliance has obtained the initial operating permits required to comply with the new provisions. These permits include requirements to manage the application of manure as a fertilizer according to specified agronomic crop production requirements, to control off-site odors and to evaluate covers for anaerobic treatment lagoons. Alliance has implemented and is evaluating the use of an experimental biological feed and lagoon additive in an effort to comply with applicable requirements governing odor management. Alliance is permitted to continue with this experimental odor-control measure until January 1, 2000, after which time the applicable regulatory authorities will determine whether the experimental measure is an acceptable alternative to rigid lagoon covers.
     Alliance continues to evaluate the impact that the new statutes and regulations may have; however Alliance presently is unable to estimate the costs that reasonably could be expected to be incurred to comply with them.
     If Alliance is required to place rigid covers over its waste lagoons, it may have a material adverse impact on Alliance and its business.
9.   Fair Value of Financial Instruments

     Alliance has financial instruments which are comprised of receivables, payables, and long-term debt. The fair value of long-term debt is estimated using current interest rates for similar instruments. The fair value of long-term debt approximates the carrying amount at August 31, 1999 and 1998. The carrying amounts of receivables and payables approximate fair value because of the short maturity of these instruments.
10.  Employee Benefit Plans

     Alliance sponsors a defined contribution plan, which covers substantially all non-union employees.  Alliance contributes fifteen cents for each dollar of employee contribution, not to exceed 4% of the participant's contribution.  During the fiscal years ended August 31, 1999 and 1998
     Alliance contributed $1,636 and $1,600, respectively.
     Alliance participates in a multi-employer pension plan for the benefit of its employees.  Alliance made no contributions to the plan during fiscal years ended August 31, 1999 or 1998
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS
     No annual report to security holders covering the fiscal year ended August
31, 1999 or proxy statement, form of proxy or other proxy soliciting material has been sent by the Registrant to security holders.  The Registrant anticipates that an annual report will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.  The Registrant undertakes to furnish copies of such annual report to the Commission when it is sent to security holders.
                                   SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                         ALLIANCE FARMS COOPERATIVE ASSOCIATION
                         By:   /s/  Wayne N. Snyder

                              Wayne N. Snyder, President
Dated:  November  23, 1999
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature and Title                               Date
 /s/ Wayne N. Snyder                                   November 23, 1999

Wayne N. Snyder
Chairman of the Board, President and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)
*                                            November 23, 1999

Merl A. Daniel
Director
*                                            November 23, 1999

Larry Welsh
Director
*                                            November 23, 1999

Loren Keppy
Director
*    By    /s/ Wayne N. Snyder               November 23, 1999

          Wayne N. Snyder, Attorney-in-Fact

          447425 v2

