Form 10QSB
period 1999-11-30
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 2000-01-14
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                             Commission File
November 30, 1999                                    Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At January 14, 2000, there were 190 shares of the issuer's common stock outstanding, of which 136 were shares of Class A common stock and 54 were shares of Class B common stock.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                          ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                      BALANCE SHEETS


                                                                    November 30, 1999                August 31, 1999


ASSETS
Current Assets:
   Receivables, trade                                                        $4,165                         $14,701
   Receivables, non-trade (Note 3)                                           23,420                          17,215
   Inventory  (Note 4)                                                    4,146,890                       4,260,949
   Other current assets                                                      55,740                          85,612

       Total current assets                                              $4,230,215                      $4,378,477

   Property, plant and equipment, at cost                               $29,930,507                     $29,896,188
   Less accumulated depreciation                                          5,094,675                       4,686,614

                                                                        $24,835,832                     $25,209,574


   Breeding stock                                                        $3,577,909                      $3,707,900
   Less accumulated depreciation                                          1,238,775                       1,166,528

                                                                         $2,339,134                      $2,541,372
   Other assets, net of $146,950 and $142,695
     accumulated amortization                                              $385,868                        $390,123

                                                                        $31,791,049                     $32,519,546



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                          $658,870                        $700,960
   Current maturities of long-term debt (Note 5)                          1,812,000                       1,812,000
   Accounts payable (Note 3)                                                744,590                       1,052,504
   Patronage refund payable                                                       0                         200,000
   Accrued property tax                                                     498,488                         481,796
   Accrued payroll                                                          153,394                         157,503
   Other accrued expenses                                                   529,515                         588,481

     Total current liabilities                                           $4,396,857                      $4,993,244

Long-term debt (Note 5)                                                 $16,081,522                     $15,898,422

Shareholders' equity:
   Class A common stock of $.01 par value;  authorized
     5,000 shares, issued and outstanding 136 shares                             $1                              $1
   Class B common stock of $.01 par value;  authorized
     2,500 shares, issued and outstanding 54 shares                               1                               1
   Class C common stock of $.01 par value;
     authorized 2,500 shares, none issued                                         0                               0
   Additional paid-in capital                                            13,177,409                      13,177,409
   Patronage refund for reinvestment                                      1,379,116                       1,379,116
   Accumulated deficit                                                  (3,243,857)                     (2,928,647)

      Total shareholders' equity                                        $11,312,670                     $11,627,880
     Commitments and Contingencies (Note 6)                                  ------                          ------

                                                                        $31,791,049                     $32,519,546

                      See accompanying notes to financial statements



                       ALLIANCE FARMS COOPERATIVE ASSOCIATION
                               STATEMENTS OF EARNINGS

                 For three months ended November 30, 1999 and 1998


                                                                    1999                      1998


Net sales  (Notes 2 and 3)                                       $4,831,581                 $4,301,907
Cost of goods sold (Note 3)                                       4,344,757                  3,688,814


     Gross margin                                                  $486,824                   $613,093

Expenses related to start-up
  of new production facilities                                           $0                    $85,698
Administrative expenses                                             266,509                    264,957
Loss on sale of breeding stock                                      125,958                    248,651


Operating income                                                    $94,357                    $13,787

Other income (expense):
   Interest expense                                              ($412,782)                 ($400,241)
   Other                                                              3,215                      9,988

                                                                 ($409,567)                 ($390,253)




Net loss                                                         ($315,210)                 ($376,466)




See accompanying notes to financial statements



















                        ALLIANCE FARMS COOPERATIVE ASSOCIATION
                               STATEMENTS OF CASH FLOWS
                                      UNAUDITED


                                                                       Three Month Periods Ended
                                                                               November 30

                                                                      1999                     1998

Cash flows from operating activities:
   Net loss                                                         ($315,210)               ($376,466)
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                    731,275                  660,600
        Loss on sale of breeding stock                                 125,958                  248,651
   Changes in assets and liabilities:
        Receivables                                                      4,331                   36,705
        Inventory                                                      114,059                    2,977
        Other current assets                                            29,872                    9,346
        Other assets                                                         0                  (2,105)
        Accounts payable                                             (307,914)                (245,289)
        Accrued expenses                                              (46,383)                  264,880

            Net cash provided by operating activities                 $335,988                 $599,299

Cash flows from investing activities:
   Capital expenditures                                             ($405,820)             ($2,150,731)
   Proceeds from sale of breeding stock                                128,822                  150,243

          Net cash used in investing activities                     ($276,998)             ($2,000,488)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                                 $0                 $224,815
   Net increase (decrease) in revolving term credit                    636,100                (153,909)
   Payment on long term debt                                         (453,000)                (453,000)
   Increase in note payable to Farmland                                      0                1,526,600
   Payment of patronage refund                                       (200,000)                        0
   Increase (decrease) in bank overdraft                              (42,090)                  256,683
            Net cash provided by

                    financing activities:                            ($58,990)               $1,401,189


            Change in cash                                                  $0                       $0

Cash at beginning of period                                                  0                        0

Cash at end of period                                                       $0                       $0





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

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The August 31, 1999 balance sheet presented in the accompanying condensed financial statements was derived from the financial statements in Alliance's August 31, 1999 Annual Report on Form 10-KSB. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes in Alliance's August 31, 1999 Annual Report on Form 10-KSB.

2.   Sales

     Alliance has sold virtually all of its feeder and weaned pigs to its members for the three month periods ended November 30, 1999 and 1998 at a contractual price which is based on Alliance's operating costs (which are based on a five month rolling average), debt service and an additional amount of $0 to $4.50 per pig sold as determined periodically by the Board of Directors at its discretion. For the three months ended November 30, 1999 and 1998 no additional amount per pig was charged in addition to the operating costs and debt service for feeder and weaned pigs.

     Because the contractual price for the sale of a feeder and a weaned pig is determined based upon, among other things, a five month historical rolling average of operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder and weaned pigs during periods of rising costs.

     Alliance's average net sales price and the average industry market price were as follows:



                                         Three Months Ended
                                            November 30

                                            1999     1998


      Feeder Pig Average Net Sales Price   44.31    50.19
      Feeder Pig Average Industry Market*  32.82    29.75

      Weaned Pig Average Net Sales Price   33.00    37.12
      Weaned Pig Average Industry Market*  22.80    17.01

      * From the USDA's Market News Service

       3. Transactions with Farmland, Yuma Cooperative and Effingham Equity
     As of November 30, 1999 and 1998, Farmland Industries, Inc. (Farmland) owned approximately 35.3% and 36.1%, respectively, of the Common Stock of Alliance, Yuma Farmers' Milling and Mercantile Cooperative (Yuma Cooperative) owned approximately 6.3% and 7.7%, respectively, of the Common Stock of Alliance, and Effingham Equity owned approximately 1.1% and 0%, respectively, of the Common Stock of Alliance.
     Alliance purchased feed from Yuma Cooperative, animal health supplies and breeding stock from Farmland, and feed and propane from Effingham Equity, based on market prices. Yuma Cooperative, Farmland and Effingham Equity are members of Alliance. Alliance also sold feeder or weaned pigs to Farmland, Yuma Cooperative and Effingham Equity. Such purchases and sales were as follows:

                                 Three Months Ended
                                    November 30


                                      1999       1998


      Feed Purchases            $1,114,331   $1,132,695
      Propane Purchases             11,160       16,075
      Animal Health Purchases      320,944       97,351
      Breeding Stock Purchases     405,820      396,418
      Feeder & Weaned Pig Sales  1,998,632    2,224,164

     Alliance and Farmland equally share the rent for an administrative office in Yuma, Colorado. Farmland also performs administrative, advisory and consulting services on behalf of Alliance pursuant to a contractual agreement. The agreement provides that Farmland will be compensated for such services in an amount equal to one dollar per pig shipped adjusted annually for inflation for a term of ten years commencing July 13, 1994. Amounts paid by Alliance to Farmland under such agreement were as follows:

                           Three Months Ended
                               November 30
                            1999         1998

      Management Fee      $134,785     $102,351

     Alliance had $23,420 and $17,215 of non-trade receivables at November 30, 1999 and August 31, 1999, respectively, due from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory.

     Alliance owed $71,694, $60,124 and $30,241 at November 30, 1999 and
     $318,604, $95,292 and $32,147 at August 31, 1999 to Farmland, Yuma and
     Effingham, respectively, for goods and services. Alliance is also obligated to Farmland in the amount of $333,172 at November 30, 1999 for funds used to purchase land for future expansion. See note 5.

4.       Inventories


     Major components of inventories as of November 30, 1999 and August 31, 1999 are as follows:

                             November 30        August 31
                                 1999              1999


      Feeder and Weaned Pigs.$  4,017,054      $  4,125,765
      Other..................     129,836           135,184

                             $  4,146,890      $  4,260,949








5.   Long-Term Debt


     Long term debt at November 30, 1999 and August 31, 1999 consisted of the following:

                                     November 30       August 31
                                        1999              1999

      CoBank Term Loan               $12,908,800      $13,361,800
      CoBank Construction Loan         4,015,450        4,015,450
      CoBank Revolving Term Credit       636,100                0
      Note Payable to Farmland           333,172          333,172

                                     $17,893,522      $17,710,422

      Less Current Maturities          1,812,000        1,812,000

                                     $16,081,522      $15,898,422



     On March 18, 1998, the Company entered into various loan agreements with CoBank, ACB ("CoBank") related to a secured credit facility which provides for up to $26,846,700 of non-revolving term debt, $7,660,000 of revolving term credit and $18,400,00 of construction financing. Proceeds from the term debt were used for refinancing the then existing non-revolving term debt, and will be used to finance the construction or acquisition of additional pig production facilities. Proceeds from the revolving term credit were used for refinancing the existing revolving term credit, and will be used to provide working capital. Proceeds from the construction loan may be used for the construction or acquisition of pig production facilities and are advanced by CoBank as construction costs are incurred by Alliance. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions and may be withdrawn or terminated by CoBank under certain circumstances. The unused portion of the credit facility expires August 31, 2001 with the unpaid balance on that date due by September 30, 2011 with respect to the revolving term credit, December 31, 2001 with respect to the non-revolving term debt and September 30, 2001 with respect to the construction financing.
     The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of November 30, 1999, $4,243,450 was immediately available to Alliance under its credit facility. The availability of $13,936,900 of unused term loans and $3,645,000 of revolving term credit and $13,520,000 of construction loans under the CoBank credit facility is restricted and may be available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of Class A common stock sold and $1,675,000 of term loans and $485,000 of revolving term credit for every $1,080,000 of Class B or Class C common stock sold).
     The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the existing non-revolving term debt are to be made in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan. Principal payments pursuant to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. For each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility. The revolving loan commitment will be reduced in 40 equal payments commencing on August 31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero. To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, the Company will be required to immediately make a principal payment in a amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment. Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans and for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of November 30, 1999, interest accrued on the outstanding principal balance on the respective loan portions under variable rates at 9.75% per annum for non-revolving term loans, 9.75% per annum for revolving term loans and 10.75% per annum for construction loans and between 8.01% and 9.14% for those portions under fixed rates. The interest rates applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. As of November 30, 1999, no reductions in the Company's interest rate had been made. The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto. Alliance capitalized $0 and $34,710 of interest on construction for the three months ended November 30, 1999 and 1998 respectively.
     In obtaining the secured credit facility, and for each year in which the credit facility is effective, the Company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment. In addition, the Company will be required to pay an activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. During the course of the loan, the Company may be required to make additional equity investments at a rate not to exceed 1% of the average five-year principal loan balance (which additional equity investments may be satisfied out of CoBank's non-cash patronage distributions) until the Company meets CoBank's target level of equity investment, which currently is 11.5% of the Company's average five-year principal loan balance. In addition, the Company was required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing and future Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to (i) maintenance of at least a 0.25 ratio of total equity to total assets for the period ended August 31, 1998, and thereafter a 0.35 ratio of total equity to total assets, (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one, (iii) provision of monthly financial statements and audited annual financial statements to CoBank, (iv) restrictions on the incurrence of additional indebtedness, (v) restrictions on certain liens, mergers, sales of assets, investments, guaranties, loans, advances and business activities unrelated to existing operations, and (vi) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. The Company was in compliance with each of these covenants as of November 30, 1999.
     As of November 30, 1999, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion. The loan agreement with Farmland for the purchase of land is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (8.5% at November 30, 1999). The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term in September 30, 2005.
     Long-term debt as of November 30, 1999 matures during the fiscal years ending August 31 in the following amounts:

                        2000                   $  1,359,000
                        2001                      2,101,603
                        2002                      2,472,030
                        2003                      2,472,030
                        Thereafter                9,488,859

                                               $ 17,893,522


6.       Commitments and Contingencies


     As of November 30, 1999, Alliance Farms was operating five 2,450-sow feeder pig production facilities in Yuma County, Colorado, two 2,450-sow feeder pig production facilities in Wayne County, Illinois, one 2,450-sow weaned pig production facility in Yuma County, Colorado, one 2,450-sow weaned pig production facility in Wayne County, Illinois, and one 5,000-sow (2,500 feeder and 2,500 weaned pig production facility) unit in Yuma County, Colorado. At November 30, 1999, commitments for construction of such facilities totaled $15,000. These commitments will be funded through bank borrowings.

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

     Alliance has obtained the initial operating permits required to comply with the new provisions. These permits include requirements to manage the application of manure as a fertilizer according to specified agronomic crop production requirements, to control off-site odors and to identify and evaluate cover alternatives for anaerobic treatment lagoons. Alliance has implemented and is evaluating the use of biological feed and lagoon additives in an effort to comply with applicable requirements governing off-site odor management and cover requirements. Alliance's permit to operate allows for continued evaluation of experimental covers and odor-control measures until July 1, 2000, after which time the applicable regulatory authorities will determine whether the control measures implemented are an acceptable cover technology. Costs to comply with the applicable requirements are expensed as incurred.

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




     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


STATEMENTS MADE IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, OR THAT
STATE ALLIANCE'S, OR MANAGEMENT'S INTENTIONS, HOPES, BELIEFS,   EXPECTATIONS, OR
PREDICTIONS OF THE FUTURE, ARE "FORWARD-LOOKING   STATEMENTS" WITHIN THE MEANING
OF SECTION 21E OF THE SECURITIES AND   EXCHANGE ACT OF 1934, AS AMENDED, AND
INVOLVE RISKS AND UNCERTAINTIES.    IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS
COULD DIFFER MATERIALLY FROM   THOSE EXPRESSED IN SUCH FORWARD-LOOKING
STATEMENTS.  FACTORS THAT COULD   CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES
INCLUDE, BUT ARE NOT LIMITED TO,   THOSE DISCUSSED UNDER THE CAPTION *FACTORS
THAT MAY AFFECT FUTURE RESULTS   OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS*
IN ALLIANCE'S ANNUAL   REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED AUGUST
31, 1999, AS WELL   AS THOSE DISCUSSED ELSEWHERE IN ALLIANCE'S REPORTS FILED
WITH THE   SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1999, Alliance reported a working capital deficit of $166,642 and total assets of $31,791,049.

     As of November 30, 1999, Alliance has 136 shares of Class A Common Stock issued and outstanding, 54 shares of Class B Common Stock issued and outstanding and no issued and outstanding shares of Class C Common Stock. As of November 30, 1999, Alliance had $4,243,450 immediately available under its credit facility with CoBank, consisting of $864,550 of construction loans and $3,378,900 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied.

   As of November 30, 1999, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion. The loan agreement with Farmland for the purchase of land is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (8.5% at November 30, 1999). The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term in September 30, 2005.

     Major uses of cash during the three months ended November 30, 1999 include $405,820 for capital expenditures on facilities, $453,000 of principal payments on long term debt and $200,000 payment of patronage refunds. Major sources of cash include $128,822 of proceeds from the sale of breeding stock, a $636,100 increase in revolving term credit and $335,988 in cash provided by operating activities.

THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

     Shipments of feeder pigs and weaned pigs were higher for the three months ended November 30, 1999 than in the prior year. Alliance shipped 83,437 feeder pigs and 34,382 weaned pigs for the quarter ended November 30, 1999 compared to 71,000 feeder pigs and 19,896 weaned pigs shipped for the quarter ended November 30, 1998 for an increase in feeder pigs shipped of approximately 18% and an increase in weaned pigs shipped of approximately 73%. Net sales for the quarter ended November 30, 1999 increased to $4,831,581 from $4,301,907 for the prior year period. Net sales for the quarter ended November 30, 1999 consisted of $3,697,132 feeder pig sales and $1,134,449 weaned pig sales. Net sales for the quarter ended November 30, 1998 consisted of $3,563,402 feeder pig sales and $738,505 weaned pig sales. Seven 2,450-sow feeder pig units, two 2,450-sow weaned pig units and one 5,000-sow unit (2,500 feeder and 2,500 weaned pig unit) were in operation for the quarter ended November 30, 1999. Seven 2,450-sow feeder pig units were in operation for the quarter ended November 30, 1998. One 2,450-sow weaned pig unit was in operation for three months of the quarter ended November 30, 1998 and one was in operation for only two months. The sales price per feeder pig pursuant to Alliance's Pig Purchase Agreements was lower for the quarter ended November 30, 1999 due to the five month rolling average of operating costs being less than the five month rolling average of operating costs for the quarter ended November 30, 1998. Average net sales prices for feeder and weaned pigs were $44.31 and $33.00 during the quarter ended November 30, 1999 and $50.19 and $37.12 during the quarter ended November 30, 1998, respectively.

     Alliance earned gross margins of $486,824 and $613,093 for the three month periods ended November 30, 1999 and 1998, respectively. This reduction in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder and weaned pigs to its members. As previously described, the selling price for Alliance's feeder and weaned pigs is based on, among other things, the five-month rolling average of operating costs per pig for feeder and weaned pigs. For the first quarter of fiscal 2000, Alliance's average net sales price for feeder and weaned pigs exceeded then current production costs by $4.13 per pig sold. For the first quarter of fiscal 1999, the net sales price exceeded then current production costs by $6.75 per pig sold.

     Sales to Farmland and Yuma for the three month periods ended November 30,
1999 and 1998 were $1,998,632 and $2,224,164, respectively.   The average feeder
pig net sales price per head was $44.31 and $50.19 and the average feeder pig industry market price per head was $32.82 and $29.75 during the quarters ended November 30, 1999 and 1998, respectively. The average weaned pig net sales price per head was $33.00 and $37.12 and the average weaned pig industry market price per head was $22.80 and $17.01 during the quarters ended November 30, 1999 and 1998, respectively.

     No start-up costs were recorded during the three months ended November 30, 1999. Alliance recorded $85,698 of start-up costs relating primarily to the operation of the 5,000 sow pig production facility under construction in Yuma County, Colorado during the three months ended November 30, 1998. All costs for the three month period ended November 30, 1998 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new pig production facilities.

     Administrative expenses were $266,509 for the three months ended November 30, 1999 compared to $264,957 for the prior year period.

     Loss on sale of breeding stock was $125,958 for the three months ended November 30, 1999 compared to $248,651 for the prior year period. This decrease is attributable to improved market conditions during the three months ended November 30, 1999 as compared to the prior year period.
     Interest expense of $412,782 for the three months ended November 30, 1999 as compared to $400,241 for the prior year period, was incurred in financing the development of the ten existing production facilities. As of November 30, 1999, Alliance had borrowed $17,560,350 from CoBank for construction and start up costs and $333,172 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance incurred a net loss of $315,210 for the three months ended November 30, 1999 compared to a net loss of $376,466 for the prior year period. The net loss for the first quarter of fiscal 2000 was partially attributable to $125,958 of losses incurred on the sale of breeding stock due to market conditions. These losses are somewhat offset by the per pig sales price exceeding current operating costs, as previously discussed. The net loss for the first quarter of fiscal 1999 was due to $248,651 of losses incurred on the sale of breeding stock due to market conditions as well as $85,698 of start-up costs incurred. These losses are somewhat offset by the per pig sales price exceeding current operating costs, as previously discussed. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.

YEAR 2000

     Alliance has not experienced any significant problems related to Year 2000 issues. Also, we do not anticipate encountering significant Year 2000 problems in the future. The cost of replacement software was approximately $20,000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, is effective for all fiscal quarters beginning after June 15, 2000. The company currently has no derivative instruments subject to SFAS No. 133.














                          PART II.  OTHER INFORMATION

Item 6.     Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended November 30, 1999.

     27   Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended November 30, 1999.


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

Dated:  January 14, 2000