Form 10QSB
period 2000-02-29
ALLIANCE FARMS COOPERATIVE ASSOCIATION
filed 2000-04-17
CIK 927536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                             Commission File
February 29, 2000                                    Number 0000927536




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

                                  970-848-3231
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 14, 2000, there were 190 shares of the issuer's common stock outstanding, of which 136 were shares of Class A common stock and 54 were shares of Class B common stock.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                          ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                      BALANCE SHEETS
                                                                   UNAUDITED
                                                               February 29, 2000                August 31, 1999

ASSETS
Current Assets:
   Receivables, trade                                                       $14,016                         $14,701
   Receivables, non-trade (Note 4)                                          149,200                          17,215
   Inventory  (Note 5)                                                    4,051,763                       4,260,949
   Other current assets                                                      80,461                          85,612

       Total current assets                                              $4,295,440                      $4,378,477

   Property, plant and equipment, at cost                               $29,426,300                     $29,896,188
   Less accumulated depreciation                                          5,521,548                       4,686,614

                                                                        $23,904,752                     $25,209,574


   Breeding stock                                                        $3,747,539                      $3,707,900
   Less accumulated depreciation                                          1,197,836                       1,166,528

                                                                         $2,549,703                      $2,541,372
   Other assets, net of $152,504 and $142,695
     accumulated amortization                                              $848,104                        $390,123

                                                                        $31,597,999                     $32,519,546



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft                                                          $355,941                        $700,960
   Current maturities of long-term debt (Note 6)                          1,812,000                       1,812,000
   Accounts payable (Note 4)                                                375,126                       1,052,504
   Patronage refund payable                                                       0                         200,000
   Accrued property tax                                                     586,045                         481,796
   Accrued payroll                                                          153,343                         157,503
   Other accrued expenses                                                   520,531                         588,481

     Total current liabilities                                           $3,802,986                      $4,993,244

Long-term debt (Note 6)                                                 $17,197,722                     $15,898,422

Shareholders' equity:
   Class A common stock of $.01 par value;  authorized
     5,000 shares, issued and outstanding 136 shares                             $1                              $1
   Class B common stock of $.01 par value;  authorized
     2,500 shares, issued and outstanding 54 shares                               1                               1
   Class C common stock of $.01 par value;
     authorized 2,500 shares, none issued                                         0                               0
   Additional paid-in capital                                            13,177,409                      13,177,409
   Patronage refund for reinvestment                                      1,379,116                       1,379,116
   Accumulated deficit                                                  (3,959,236)                     (2,928,647)

      Total shareholders' equity                                        $10,597,291                     $11,627,880
     Commitments and Contingencies (Note 8)                                  ------                          ------

                                                                        $31,597,999                     $32,519,546



                      See accompanying notes to financial statements



                        ALLIANCE FARMS COOPERATIVE ASSOCIATION
                          CONDENSED STATEMENTS OF OPERATIONS
                                       UNAUDITED





                                                 Three Month Periods Ended                Six Month Periods Ended
                                                      February 29 & 28                        February 29 & 28

                                                   2000              1999                  2000              1999


Net sales (Notes 3 and 4)                         $4,344,666        $4,205,780            $9,176,247        $8,507,687
Cost of goods sold (Note 4)                        4,548,744         3,590,028             8,893,501         7,278,842


     Gross income (loss)                           (204,078)           615,752               282,746         1,228,845

Expenses related to start-up
  of new production facilities                             0                 0                     0            85,698
Administrative expenses                              237,425           231,816               503,934           496,773
Loss on sale of breeding stock                        37,292           288,616               163,250           537,267


Operating income (loss)                           ($478,795)           $95,320            ($384,438)          $109,107

Other income (expense):
   Interest expense                                (448,402)         (374,259)             (861,184)         (774,500)
   Other                                             211,818            94,643               215,033           104,631

                                                   (236,584)         (279,616)             (646,151)         (669,869)



Net loss                                          ($715,379)        ($184,296)          ($1,030,589)        ($560,762)





                    See accompanying notes to financial statements


                       ALLIANCE FARMS COOPERATIVE ASSOCIATION
                              STATEMENTS OF CASH FLOWS
                                     UNAUDITED


                                                                     Six Month Periods Ended
                                                                         February 29 & 28
                                                                  2000                    1999

Cash flows from operating activities:
   Net loss                                                       ($1,030,589)               ($560,762)
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and amortization                  1,493,645                1,317,326
        Loss on sale of breeding stock                                 163,250                  537,267
   Changes in assets and liabilities:
        Receivables                                                  (131,300)                  105,238
        Inventory                                                      209,186                (377,933)
        Other current assets                                             5,151                (262,962)
        Other assets                                                 (467,790)                   16,377
        Accounts payable                                             (677,378)                  131,304
        Accrued expenses                                                32,139                  113,836

            Net cash provided by (used in) operating                ($403,686)               $1,019,691
activities

Cash flows from investing activities:
   Capital expenditures                                           ($1,459,864)             ($4,520,308)
   Proceeds from sale of breeding stock                              1,109,269                  249,712

          Net cash used in investing activities                     ($350,595)             ($4,270,596)


Cash flows from financing activities:
   Proceeds from issuance of long term debt                                 $0               $1,531,518
   Net increase in revolving term credit                             2,205,300                1,078,486
   Payment on long term debt                                         (906,000)                (906,000)
   Decrease in note payable to Farmland                                      0                (633,400)
   Payment of patronage refund                                       (200,000)                (433,115)
   Issuance of common shares, net of offering cost                           0                2,431,107
   Increase (decrease) in bank overdraft                             (345,019)                  182,309
            Net cash provided by

                    financing activities:                             $754,281               $3,250,905


            Change in cash                                                  $0                       $0

Cash at beginning of period                                                  0                        0

Cash at end of period                                                       $0                       $0





                   See accompanying notes to financial statements




                     Alliance Farms Cooperative Association

                    Notes to Condensed Financial Statements

                                  (Unaudited)

1. Summary of Significant Accounting Policies


     (a)      Derivative Commodity Instruments


     Alliance Farms Cooperative Association (Alliance) uses derivative commodity instruments, consisting of futures contracts, to reduce its exposure to risk of loss from changes in commodity prices. These derivative commodity instruments are designated as hedges and changes in value exhibit high correlation to changes in value of the underlying position are accounted for as hedges.

     Gains and losses on hedges of inventory are deferred as part of the carrying amount of the related inventories and, upon sale of the inventory, recognized in cost of sales. When a qualifying hedge is terminated or ceases to meet the specified criteria for use of hedge accounting, any deferred gains or losses through that date continue to be deferred. To the extent an anticipated transaction is no longer likely to occur, related hedges are closed with gains or losses charged to operations.

2.   Interim Financial Statements

     The accompanying condensed unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) which in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Income taxes have not been provided because Alliance expects to derive nearly 100% of its net income from the sale of feeder and weaned pigs to its members which will be apportioned and distributed to members of Alliance on a patronage basis in accordance with its by-laws.

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

3.   Sales

     Alliance has sold virtually all of its feeder and weaned pigs to its members for the three and six month periods ended February 29 and 28, 2000 and 1999 at a contractual price which is based on Alliance's operating costs (which are based on a five month rolling average), debt service and an additional amount of $0 to $4.50 per pig sold as determined periodically by the Board of Directors at its discretion. For the six months ended February 29 and 28, 2000 and 1999 no additional amount per pig was charged in addition to the operating costs and debt service for feeder and weaned pigs.

     Because the contractual price for the sale of a feeder and a weaned pig is determined based upon, among other things, a five month historical rolling average of operating costs and to the extent that current operating costs per pig exceed the historical average operating costs, Alliance may incur a negative gross margin on the sale of its feeder and weaned pigs during periods of per head rising costs.

     Alliance's average net sales price and the average industry market price were as follows:



                                   Three Months Ended     Six Months
     Ended
                                     February 29 & 28  February 29 & 28

                                       2000     1999     2000      1999


 Feeder Pig Average Net Sales Price   44.27    51.76    44.29     50.96
 Feeder Pig Average Industry          52.76    39.91    42.79     34.83
 Market*

 Weaned Pig Average Net Sales Price   33.48    37.71    33.24     37.41
 Weaned Pig Average Industry          37.38    23.23    30.09     20.12
 Market*

 * From the USDA's Market News Service

       4. Transactions with Farmland, Yuma Cooperative and Effingham Equity


     As of February 29, 2000 and 28, 1999, Farmland Industries, Inc. (Farmland) owned approximately 35.3% and 34.2%, respectively, of the Common Stock of Alliance, Yuma Farmers' Milling and Mercantile Cooperative (Yuma Cooperative) owned approximately 6.3% and 6.3%, respectively, of the Common Stock of Alliance, and Effingham Equity owned approximately 1.1% and 0.5%, respectively, of the Common Stock of Alliance.
     Alliance purchased feed from Yuma Cooperative, animal health supplies and breeding stock from Farmland, and feed and propane from Effingham Equity, based on market prices. Yuma Cooperative, Farmland and Effingham Equity are members of Alliance. Alliance also sold feeder or weaned pigs to Farmland, Yuma Cooperative and Effingham Equity. Such purchases and sales were as follows:

                                                       Three Months Ended                Six Months Ended

                                                         February 29 & 28                 February 29 & 28


                                                       2000             1999            2000             1999


         Feed Purchases                          $1,181,439       $1,233,500      $2,295,770       $2,366,195
         Propane Purchases                           41,650           30,146          52,811           46,221
         Animal Health Purchases                    105,297          115,189         426,241          212,540
         Breeding Stock Purchases                   700,217          709,992       1,024,216        1,106,410
         Feeder & Weaned Pig Sales                2,086,686        1,987,558       4,085,317        4,211,722

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

                           Three Months Ended       Six Months Ended
                            February 29 & 28        February 29 & 28


                            2000         1999        2000       1999


      Management Fee    $118,015      $98,810    $252,800   $201,161

     Alliance had $149,200 and $17,215 of non-trade receivables at February 29, 2000 and August 31, 1999, respectively. The $149,200 due Alliance at February 29, 2000 was due from CoBank for patronage, from Chubb for an insurance claim, from Farmland for a hedging gain and from Pig Producers I, LP ("Pig Producers"), a limited partnership in which Farmland holds a 12.5% interest, for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory. The $17,215 due Alliance at February 28, 1999 was due from Pig Producers I, LP for the reimbursement of wages, benefits and other costs attributable to Alliance employees that are assigned to perform various duties at Pig Producers, as well as for items received out of Alliance's shop stock inventory.
     Alliance owed $130,201, $47,992 and $15,420 at February 29, 2000 and
     $318,604, $95,292 and $32,147 at August 31, 1999 to Farmland, Yuma and
     Effingham, respectively, for goods and services. Alliance is also obligated to Farmland in the amount of $333,172 at February 29, 2000 for funds used to purchase land for future expansion. See note 5.



5.  Inventories


     Major components of inventories as of February 29, 2000 and August 31, 1999 are as follows:
                             February 29        August 31
                                 2000              1999


      Feeder and Weaned Pigs $  3,927,965      $  4,125,765
      Other                       123,798           135,184

                             $  4,051,763      $  4,260,949



6.   Long-Term Debt


     Long term debt at February 29, 2000 and August 31, 1999 consisted of the following:

                                    February 29      August 31
                                        2000            1999

      CoBank Term Loan               $12,455,800      $13,361,800
      CoBank Construction Loan         4,015,450        4,015,450
      CoBank Revolving Term            2,205,300                0
      Credit
      Note Payable to Farmland           333,172          333,172

                                     $19,009,722      $17,710,422

      Less Current Maturities          1,812,000        1,812,000

                                     $17,197,722      $15,898,422



     The Company has entered into various loan agreements with CoBank, ACB ("CoBank") related to a secured credit facility which provides for up to $26,846,700 of non-revolving term debt, $7,660,000 of revolving term credit and $18,400,00 of construction financing. Term debt is available to finance the construction or acquisition of additional pig production facilities. Revolving term credit is available to provide working capital. Construction loans are available for the construction or acquisition of pig production facilities and are advanced by CoBank as construction costs are incurred by Alliance. The actual advance of funds under this credit facility is subject to the satisfaction of certain conditions and may be withdrawn or terminated by CoBank under certain circumstances. The unused portion of the credit facility expires August 31, 2001 with the unpaid balance on that date due by September 30, 2011 with respect to the revolving term credit, December 31, 2001 with respect to the non-revolving term debt and September 30, 2001 with respect to the construction financing.

     The availability of non-revolving term debt, revolving term credit and construction debt under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied. As of February 29, 2000, $2,674,250 was immediately available to Alliance under its credit facility. The availability of $14,390,900 of unused term loans and $3,645,000 of revolving term credit and $13,520,000 of construction loans under the CoBank credit facility is restricted and may be available only as additional shares of common stock are sold ($2,110,000 of term loans and $610,000 of revolving term credit for every $1,360,000 of Class A common stock sold and $1,675,000 of term loans and $485,000 of revolving term credit for every $1,080,000 of Class B or Class C common stock sold).
     The CoBank credit facility provides for the monthly payment of principal and interest. Principal payments pursuant to the existing non-revolving term debt are to be made in equal monthly installments of $151,000, with the remaining unpaid balance being due and payable on that date which is ninety-nine months after the final advance under the non-revolving term loan. Principal payments pursuant to each $2,110,000 of new non-revolving term loans are to be made in monthly installments of $21,800 each, beginning on the 20th day of the eighteenth month following the date of the initial advance of such $2,110,000 loan. For each $2,720,000 of new construction loans, payment of the entire outstanding principal balance is to be made on that date that is sixteen (16) months after the date of the initial advance for construction of the proposed facility. The revolving loan commitment will be reduced in 40 equal payments commencing on August 31, 2001, such that after the fortieth reduction, the revolving loan commitment will be zero. To the extent that the outstanding principal balance under the revolving loan exceeds the revolving loan commitment, the Company will be required to immediately make a principal payment in a amount sufficient to reduce the outstanding principal balance under the revolving loan to an amount not exceeding the revolving loan commitment. Interest accrues on the outstanding principal balance of the loan at a rate equal to either (i) a variable rate equal to CoBank's then national variable rate plus a base rate margin of 1.25% for non-revolving term loans and for revolving loans or 2.25% for construction loans, or (ii) CoBank's then quoted rates for fixed rate loans, as may be elected from time to time by the Company, and is payable monthly in arrears by the 20th day of the following month. During the period in which principal under the loan is outstanding, portions of such principal may bear interest at such variable rate while other portions may bear interest at such fixed rate. As of February 29, 2000, interest accrued on the outstanding principal balance on the respective loan portions under variable rates at 10% per annum for non-revolving term loans, 10% per annum for revolving term loans and 11% per annum for construction loans and between 8.01% and 9.14% for those portions under fixed rates. The interest rates applicable to the loan are subject to reduction at specified times upon the Company's satisfaction of certain conditions relating to the Company's equity level and debt service coverage ratio. As of February 29, 2000, no reductions in the Company's interest rate had been made. The Company is permitted to prepay the loan at any time without penalty, except that in the event that fixed rate balances are prepaid, the Company is required to pay CoBank a surcharge in an amount equal to CoBank's funding losses with respect thereto. Alliance capitalized $68,142 of interest on construction for the three months ended February 28, 1999 and $102,852 of interest on construction for the six months ended February 28, 1999.

     In obtaining the secured credit facility, and for each year in which the credit facility is effective, the Company is required to pay a commitment fee equal to 0.5% on the outstanding revolving loan commitment and 0.25% on the unadvanced amount of the construction loan commitment. In addition, the Company will be required to pay an activation fee equal to 1% on the amount withdrawn under the construction loan, along with a $6,000 fee with respect to the origination of each $2,110,000 of new non-revolving term loans. The Company was also required to grant a first perfected lien and security interest on substantially all of its properties and assets to CoBank and to assign to CoBank all of the Company's rights in and to the existing and future Pig Purchase Agreements. The Company is required to comply with various affirmative and negative covenants, including but not limited to
     (i)  maintenance  of at least a 0.35 ratio of total equity to total assets,
     (ii) maintenance of a debt service coverage ratio (calculated by dividing average annual cash flow by the current debt) of not less than one, and
     (iii) restrictions on the declaration and payment of the cash portion of patronage distributions and other distributions or allocations of the Company's earnings, surplus or assets. As of February 29, 2000 the Company was in compliance with all covenants except for maintaining a total equity to total assets ratio of 0.35. CoBank provided a waiver for this violation allowing for a total equity to total assets ratio of not less than .335. As of March 31, 2000 the Company’s total equity to total assets ratio was less than .335 and the Company was in violation of the covenant. Management has communicated this violation to CoBank and intends to seek a waiver.



     As of February 29, 2000, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion. The loan agreement with Farmland for the purchase of land is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (9.5% at February 29, 2000). The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term in September 30, 2005.

     Long-term debt as of February 29, 2000 matures during the fiscal years ending August 31 in the following amounts:

                        2000                   $    906,000
                        2001                      2,140,833
                        2002                      2,942,790
                        2003                      2,942,790
                        Thereafter               10,077,309

                                               $ 19,009,723



6.Nonmonetary Transaction


     In December 1999, Alliance exchanged a parcel of land for a lake, a dam and the rights and license to apply hog effluent on certain property owned by persons other than Alliance for a period of thirty years. Alliance recorded the lake and the dam at fair market value as a component of property, plant and equipment. The spreading rights were recorded at fair market value as a component of other assets, and are being amortized over their thirty-year life. The fair market values of the assets acquired were determined based upon the fair value of the land surrendered to obtain them. This was estimated utilizing an outstanding land purchase option agreement held by Alliance for the purchase of land near the exchanged land. This exchange resulted in no gain or loss.


8.      Commitments and Contingencies


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

     Alliance has obtained the initial operating permits required to comply with the new provisions. These permits include requirements to manage the application of manure as a fertilizer according to specified agronomic crop production requirements, to control off-site odors and to identify and evaluate cover alternatives for anaerobic treatment lagoons. Alliance has implemented and is evaluating the use of various technologies, including biological feed and lagoon additives, in an effort to comply with applicable requirements governing off-site odor management and cover requirements. Alliance's permit to operate allows for continued evaluation of experimental covers and odor-control measures until July 1, 2000, after which time the applicable regulatory authorities will determine whether the control measures implemented are an acceptable cover technology. Costs to comply with the applicable requirements are expensed as incurred.

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At February 29, 2000, Alliance reported working capital of $492,454 and total assets of $31,597,999.

     As of February 29, 2000, Alliance has 136 shares of Class A Common Stock issued and outstanding, 54 shares of Class B Common Stock issued and outstanding and no issued and outstanding shares of Class C Common Stock. As of February 29, 2000, Alliance had $2,674,250 immediately available under its credit facility with CoBank, consisting of $864,550 of construction loans and $1,809,700 of revolving term credit. The availability of non-revolving term debt and revolving term credit under the CoBank credit facility is subject to specified equity investment levels in the Company being satisfied and compliance with certain covenants. At February 29, 2000 Alliance was not in compliance with one covenant for which a waiver was obtained. At March 31, 2000 Alliance was in violation of the requirements stipulated in the waiver. Management has communicated this violation to CoBank and intends to seek a waiver.



   As of February 29, 2000, Alliance has borrowed $333,172 from Farmland to purchase land for future expansion. The loan agreement with Farmland for the purchase of land is evidenced by a promissory note providing for amortization over a ten-year period, at a variable rate of interest equal to CoBank's prime rate (9.5% at February 29, 2000). The payment schedule for this loan requires the Company to make interest-only payments for the life of the loan, with a final balloon payment of all principal to be made upon the expiration of the ten-year term in September 30, 2005.

     Major uses of cash during the six months ended February 29, 2000 include $1,459,864 for breeding stock purchases and capital expenditures on facilities, $906,000 of principal payments on long term debt, $200,000 payment of patronage refunds and $403,686 of cash used in operating activities. Major sources of cash include $1,109,269 of proceeds from the sale of breeding stock and a $2,205,300 increase in revolving term credit.

THREE MONTHS ENDED FEBRUARY 29 & 28, 2000 AND 1999

                                    Three Months Ended February 29 & 28

                                     2000               1999            Variance            %

Feeder Pig Volume                         73,037              67,506           5,531             8.19%
Weaned Pig Volume                         33,180              18,866          14,314            75.87%

Total Volume                             106,217              86,372          19,845            22.98%


Feeder Net Sales                      $3,233,659          $3,494,339      ($260,680)           (7.46%)
Weaned Net Sales                      $1,111,007            $711,441        $399,566            56.16%

Total Net Sales                       $4,344,666          $4,205,780        $138,886             3.30%


      Shipments of feeder pigs and weaned pigs were higher for the three months ended February 29, 2000 than in the prior year. This increase is due to additional facilities, partially offset by lower production. Seven 2,450-sow feeder pig units, two 2,450-sow weaned pig units and one 5,000-sow unit (2,500 feeder and 2,500 weaned pig unit) were in operation for the quarter ended February 29, 2000. Seven 2,450-sow feeder pig units and two 2,450-sow weaned pig units were in operation for the quarter ended February 28, 1999. Average net sales prices for feeder and weaned pigs were $44.27 and $33.48 during the quarter ended February 29, 2000 and $51.76 and $37.71 during the quarter ended February 28, 1999, respectively.

     Alliance recorded a negative gross margin of $204,078 and a positive gross margin of $615,752 for the three month periods ended February 29 and 28, 2000 and 1999, respectively. This reduction in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder and weaned pigs to its members. As previously described, the selling price for Alliance's feeder and weaned pigs is based on, among other things, the five-month rolling average of operating costs per pig for feeder and weaned pigs. During periods of per head rising costs a negative margin will be incurred. Once the per head cost levels the five-month pricing will increase sales and offset the negative margin. Alliance has experienced health challenges in recent months. These challenges have resulted in reduced pig production. For the quarter ended February 29, 2000, Alliance's current production costs exceeded the average net sales price for feeder and weaned pigs by $1.92 per pig sold. For the quarter ended February 28, 1999, the net sales price exceeded then current production costs by $7.13 per pig sold.

     Sales to Farmland, Yuma Cooperative and Effingham Equity for the three months ended February 29 and 28, 2000 and 1999 were $2,086,686 and $1,987,558,
respectively.   The average feeder pig net sales price per head was $44.27 and
$51.76 and the average feeder pig industry market price per head was $52.76 and $39.91 during the quarters ended February 29 and 28, 2000 and 1999, respectively. The average weaned pig net sales price per head was $33.48 and $37.71 and the average weaned pig industry market price per head was $37.38 and $23.23 during the quarters ended February 29 and 28, 2000 and 1999, respectively.

     Administrative expenses were $237,425 for the three months ended February 29, 2000 compared to $231,816 for the prior year period.

     Loss on sale of breeding stock was $37,292 for the three months ended February 29, 2000 compared to $288,616 for the prior year period. This decrease is attributable to improved market conditions during the three months ended February 29, 2000 as compared to the prior year period.

     Interest expense of $448,402 for the three months ended February 29, 2000 as compared to $374,259 for the prior year period, was incurred in financing the development of the ten existing production facilities. This increase is partially due to an increase in the outstanding loan balance. In addition, interest rates were higher for the three months ended February 29, 2000 as
compared to the prior year period.   As of February 29, 2000, Alliance had
borrowed $18,676,550 from CoBank for construction and start up costs and $333,172 from Farmland for the purchase of land intended to be used for future expansion.

     Alliance incurred a net loss of $715,379 for the three months ended February 29, 2000 compared to a net loss of $184,296 for the prior year period. The net loss for the second quarter of fiscal 2000 was attributable to the current costs per pig exceeding the rolling average cost that the per pig sales are based on by $6.74 per feeder and weaned pig shipped, caused primarily by a decline in production. The net loss for the second quarter of fiscal 1999 was attributable to the current costs per pig exceeding the rolling average cost that per pig sales are based on by $2.13 per feeder and weaned pig shipped, as well as a decline in production and approximately $289,000 of losses incurred on the sale of breeding stock due to market conditions. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.

SIX MONTHS ENDED FEBRUARY 29 & 28, 2000 AND 1999

                                                 Six Months Ended February 29 & 28


                                     2000               1999            Variance            %

Feeder Pig Volume                        156,474             138,506          17,968            12.97%
Weaned Pig Volume                         67,562              38,762          28,800            74.30%

Total Volume                             224,036             177,268          46,768            26.38%


Feeder Net Sales                      $6,930,791          $7,057,741      ($126,950)           (1.80%)
Weaned Net Sales                      $2,245,456          $1,449,946        $795,510            54.86%

Total Net Sales                       $9,176,247          $8,507,687        $668,560             7.86%


      Shipments of feeder pigs and weaned pigs were higher for the six months ended February 29, 2000 than in the prior year. This increase is due to additional facilities, partially offset by lower production. Seven 2,450-sow feeder pig units, two 2,450-sow weaned pig units and one 5,000-sow unit (2,500 feeder and 2,500 weaned pig unit) were in operation for the six months ended February 29, 2000. Seven feeder pig units were in operation for the six months ended February 28, 1999. One weaned pig unit was in operation for five weeks and two weaned pig units were in operation for twenty-one weeks of the first half of fiscal 1999. Average net sales prices for feeder and weaned pigs were $44.29 and $33.24 during the six months ended February 29, 2000 and $50.96 and $37.41 during the six months ended February 28, 1999, respectively.

     Alliance earned gross margins of $282,746 and $1,228,845 for the six month periods ended February 29 and 28, 2000 and 1999, respectively. This reduction in gross margin is primarily due to the nature of the contractual pricing arrangements applicable to Alliance's sale of feeder and weaned pigs to its members. As previously described, the selling price for Alliance's feeder and weaned pigs is based on, among other things, the five-month rolling average of operating costs per pig for feeder and weaned pigs. For the first half of fiscal 2000, Alliance's average net sales price for feeder and weaned pigs exceeded then current production costs by $1.26 per pig sold. For the first half of fiscal 1999, Alliance's net sales price exceeded then current production costs by $6.93 per pig sold.

     Sales to Farmland, Yuma Cooperative and Effingham Equity for the six month periods ended February 29 and 28, 2000 and 1999 were $4,085,317 and $4,211,722,
respectively.   The average feeder pig net sales price per head was $44.29 and
$50.96 and the average feeder pig industry market price per head was $42.79 and $34.83 during the six month period ended February 29 and 28, 2000 and 1999, respectively. The average weaned pig net sales price per head was $33.24 and $37.41 and the average weaned pig industry market price per head was $30.09 and $20.12 during the six month period ended February 29 and 28, 2000 and 1999.

          No start-up costs were recorded for the six month period ended February 29, 2000. Alliance recorded $85,698 of start-up costs relating primarily to the operation of the weaned pig production facility under construction in Yuma County, Colorado during the six months ended February 28, 1999. All costs for the six month period ended February 28, 1999 were comprised of utilities, feed, labor and other general expenses prior to the operation of the new pig production facilities.

     Administrative expenses were $503,934 for the six months ended February 29, 2000 compared to $496,773 for the prior year period.

     Loss on sale of breeding stock was $163,250 for the six months ended February 29, 2000 compared to $537,267 for the prior year period. This decrease is attributable to improved market conditions during the first half of fiscal 2000 as compared to the first half of fiscal 1999.

     Interest expense of $861,184 for the six months ended February 29, 2000 as compared to $774,500 for the prior year period, was incurred in financing the development of ten pig production facilities. This increase is primarily due to the increase in the outstanding loan balance, partially offset by the capitalization of $102,852 of interest in the first half of fiscal 1999. No interest was capitalized in the first half of fiscal 2000. As of February 29, 2000, Alliance had borrowed $18,676,550 from CoBank for construction and start up costs and $333,172 from Farmland for the purchase of land which is intended to be used for future expansion.

     Alliance incurred a net loss of $1,030,589 for the six months ended February 29, 2000 compared to a net loss of $560,762 for the prior year period. The net loss for the first half of fiscal 2000 was attributable to the current costs per pig exceeding the rolling average cost that the per pig sales are based on by $4.60 per feeder and weaned pig shipped, caused primarily by a decline in production. The net loss for the first half of fiscal 1999 was attributable to the current costs per pig exceeding the rolling average cost that per pig sales are based on by $3.16 per feeder and weaned pig shipped, caused primarily by the elimination of the additional $4.50 margin charged on every feeder pig sold as well as a decline in production and approximately $537,000 of losses incurred on the sale of breeding stock due to market conditions. In addition to operating risks and uncertainties associated with any business, Alliance's ability to generate net income is limited by any start-up expenses that are incurred with respect to facilities development and the Company's selling price formula that contains a production margin.


YEAR 2000

     Alliance has not experienced any significant problems related to Year 2000 issues. Also, we do not anticipate encountering significant Year 2000 problems in the future. The cost of replacement software was approximately $20,000.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 2000. We are currently evaluating the impact, if any, that adoption of the provisions of SFAS No. 133 will have on our financial statements.




                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


The Annual Meeting of the Members of Alliance Farms Cooperative Association was held on December 7, 1999. The following matters were submitted to a vote of the members:

     Item 1.  Election of Directors

     Wayne N. Snyder, Merl Daniel, Loren Keppy, Jim Ensz, Philip Dukes and Larry Welsh each were elected as directors of Alliance Farms for a term expiring at the 2000 Annual Meeting of Members and until their respective successors are duly elected and qualified or until their earlier resignation or removal. The vote with respect to the election of directors was as follows:

     Nominee        Affirmative Votes        Withheld Authority


     Mr. Snyder          130                         1
     Mr. Daniel          142                         0
     Mr. Keppy           145                         0
     Mr. Ensz            146                         0
     Mr. Dukes           132                         0
     Mr. Welsh           120                         0
     Mr. Saxton           29                         0


          Item 2.  Selection of Independent Auditors

     KPMG LLP was selected as the Association's independent auditors for the fiscal year ending August 31, 2000. The vote with respect to the approval of KPMG LLP was as follows:

          Affirmative Votes.....132
          Negative Votes..........0
          Abstentions.............0

 Item 6.    Exhibits and Report on Form 8-K


(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-QSB for the quarter ended February 29, 2000.

     27   Financial Data Schedule


  (b)  No reports on Form 8-K were filed during the quarter ended February 29,
                                     2000.



                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ALLIANCE FARMS COOPERATIVE ASSOCIATION
                                         (Registrant)






                                       /s/ GERALD LEEPER

                                         Gerald Leeper
                                Chairman of the Board, President
                                          and Director
                              (Principal Executive Officer and Principal
                               Financial and Accounting Officer)

Dated:  April 17, 2000